Form 10-Q
period 1996-03-31
SYNAPTIC PHARMACEUTICAL CORP
filed 1996-05-09
CIK 884939

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                            FORM 10-Q


Mark One:
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1996

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number 0-27324


               SYNAPTIC PHARMACEUTICAL CORPORATION
      (Exact name of registrant as specified in its charter)


          Delaware                                 22-2859704
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

          215 College Road
            Paramus, NJ                               07652
(Address of principal executive offices)            (Zip Code)

                          (201) 261-1331
       (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No



As of April 22, 1996, there were 7,558,317 shares of the registrant's Common Stock outstanding.

                SYNAPTIC PHARMACEUTICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                  PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item  1. Financial Statements                                              1

Balance Sheets at March 31, 1996 and December 31, 1995                     1

Statements of Operations for the three months ended
  March 31, 1996 and 1995                                                  2

Statements of Cash Flows for the three months ended
  March 31,  1996 and 1995                                                 3

Note to Financial Statements                                               4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5


                    PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   8

Signatures                                                                 9



                                    (i)

                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               SYNAPTIC PHARMACEUTICAL CORPORATION
                          BALANCE SHEETS

                              ASSETS
                                                      March 31,   December 31,
                                                        1996           1995
                                                     ----------   -----------
                                                     (Unaudited)    (Audited)
Current assets:
Cash and cash equivalents                            $29,311,442  $27,680,969
Marketable securities--current maturities              6,339,203    7,932,322
Revenue receivable under collaborative agreement         516,832      129,208
Restricted security                                      770,000      770,000
Other current assets                                     452,763      350,796
                                                     -----------  -----------
Total current assets                                  37,390,240   36,863,295

Property and equipment, net                            2,188,846    2,232,418

Marketable securities                                         --      404,375

Patent and patent application costs,
net of accumulated amortization                        1,487,708    1,412,155

Other assets                                                 500          500
                                                     -----------  -----------
                                                     $41,067,294  $40,912,743
                                                     ===========  ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations         $   141,934  $   152,282
Accounts payable                                         274,770      196,750
Accrued liabilities                                      384,986      660,481
Accrued compensation                                      84,000      306,851
Unearned revenue under collaborative agreement                --      820,720
                                                     -----------  -----------
Total current liabilities                                885,690    2,137,084

Capital lease obligations, less current portion           83,626      106,472

Stockholders' equity:
Preferred Stock, $.01 par value; authorized--
1,000,000 shares; issued--none                                --           --
Common Stock, $.01 par value; authorized--
25,000,000 shares; issued--7,539,368 shares in
1996 and 7,326,368 shares in 1995; outstanding--
7,538,493 shares in 1996 and 7,325,493 shares in 1995     75,394       73,264
Additional paid-in capital                            62,424,102   59,952,735
Net unrealized gains (losses) on securities              209,597      196,384
Deferred compensation                                   (169,331)    (208,952)
Note receivable from stockholder                              --       (6,134)
Accumulated deficit                                  (22,440,139) (21,336,465)
                                                     -----------  -----------
                                                      40,099,623   38,670,832
Less: Treasury stock, at cost                             (1,645)      (1,645)
                                                     -----------  -----------
Total stockholders' equity                            40,097,978   38,669,187
                                                     -----------  -----------
                                                     $41,067,294  $40,912,743
                                                     =========== ============

                      See note to financial statements.

               SYNAPTIC PHARMACEUTICAL CORPORATION
                     STATEMENTS OF OPERATIONS
                           (Unaudited)



                                                For the three months
                                                    ended March 31,
                                                1996             1995
                                             -----------      -----------
Revenues:
Contract revenue                             $ 1,711,084      $ 1,657,500
Grant revenue                                     70,000          112,000
                                             -----------      -----------
Total revenues                                 1,781,084        1,769,500

Expenses:
Research and development                       2,662,628        2,501,769
General and administrative                       685,271          557,909
                                             -----------      -----------
Total expenses                                 3,347,899        3,059,678
                                             ------------     -----------
Loss from operations                          (1,566,815)      (1,290,178)

Other income, net:
Interest income                                  469,418          186,664
Interest expense                                  (6,277)          (9,476)
Gain on sale of securities                            --             (334)
                                             -----------      -----------
Other income, net                                463,141          176,854
                                             -----------      -----------
Net loss                                     $(1,103,674)     $(1,113,324)
                                             ===========      ===========

Net loss per share                                $(0.15)          $(2.66)
                                                  ======           ======
Shares used in computation of net loss
per share                                      7,494,020          419,103
                                               =========          =======




                      See note to financial statements.
                                    2

                SYNAPTIC PHARMACEUTICAL CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                        For the three months
                                                          ended March 31,
                                                        1996          1995
                                                    -----------   -----------
Operating activities:
Net loss                                            $(1,103,674)  $(1,113,324)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                           252,482       186,132
Amortization of deferred compensation                    36,992        16,468
Compensation resulting from forgiveness of notes
receivable from employee                                     --           364
Gain on sale of securities                                   --           334
Changes in operating assets and liabilities:
(Increase) in other current assets                     (101,967)     (145,651)
(Decrease) in accounts payable, accrued liabilities
and accrued compensation                               (420,326)     (480,395)
(Increase) in collaborative agreement
revenue receivable                                     (387,624)     (391,482)
(Decrease) in deferred revenue                         (820,720)           --
                                                    -----------   -----------
Net cash (used in) operating activities              (2,544,837)   (1,927,554)

Investing activities:
Sale or maturity of investments                       2,000,000     3,093,621
Purchase of investments                                      --    (3,669,006)
Purchases of property and equipment                    (128,629)      (22,252)
Increase in patent and patent application costs        (145,126)     (120,417)
Principal payments made by employee/stockholders             --           365
                                                    -----------   -----------
Net cash provided by (used in) investing activities   1,726,245      (717,689)

Financing activities:
Issuance of common stock, net of repurchases          2,476,125       249,934
Payments on capital lease                               (33,194)      (29,994)
Payments on notes receivable from stockholders            6,134         5,652
                                                    -----------   -----------
Net cash provided by financing activities             2,449,065       225,592
                                                    -----------   -----------
Net increase (decrease) in cash and cash
equivalents                                           1,630,473    (2,419,651)

Cash and cash equivalents at beginning of period     27,680,969     2,563,902
                                                    -----------   -----------
Cash and cash equivalents at end of period          $29,311,442   $   144,251
                                                    ===========   ===========



                      See note to financial statements.

                SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTE TO FINANCIAL STATEMENTS
                          March 31, 1996


Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1995, and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended March 31, 1996, are not necessarily indicative of the results of operations to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Synaptic Pharmaceutical Corporation ("Synaptic" or the "Company") is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." It is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. The Company is engaged in collaborations with four pharmaceutical companies: Eli Lilly and Company ("Lilly"), Merck and Co., Inc.
("Merck"),   Ciba-Geigy Limited ("Ciba-Geigy"), and The Dupont Merck
Pharmaceutical Company ("Dupont Merck"). Since inception, the Company has financed its operations primarily through the sale of stock and through funds provided by its collaborative partners Lilly, Merck and Ciba-Geigy under collaborative agreements.

Under its collaborative agreements, the Company may receive one or two types of revenue from its collaborative partners: contract revenue and license revenue. Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the agreement to which it relates and is based upon predetermined funding requirements. Research milestone payment revenue is recognized when the related research milestone is achieved.
License revenue represents nonrefundable payments for licenses to the Company's technology and drug discovery systems. Non-refundable payments for licenses are recognized immediately upon execution of the related agreement since the terms of these licenses are generally in perpetuity and the Company does not have significant future performance obligations. In addition, if a drug is developed as a result of any of the collaborative agreements between the Company and its collaborative partners, the Company will receive royalty payments based upon the sale of such drugs.

The Company also receives revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

To date, the Company's expenditures have been for research and development related expenses, general and administrative expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been unprofitable since its inception and had an accumulated deficit of $22,440,139 at March 31, 1996. The Company expects to continue to incur significant operating losses for a number of years and may not become profitable, if at all, until it begins to receive royalty revenue. To date, the Company has not received any royalty revenue and does not expect to receive such revenue for a significant number of years, if at all.


Results of Operations

Comparison of the Three Months Ended March 31, 1996 and 1995

Revenues. The Company recognized revenue of $1,781,084 and $1,769,500 for the three months ended March 31, 1996 and 1995, respectively. The increase of $11,584 was attributable primarily to an increase in contract revenue of

$53,584 which was partially offset by a reduction in grant revenue of $42,000. The increase in contract revenue was primarily due to annual increases in the rates charged to the Company's collaborative partners per full time equivalent scientist.

Research and Development Expenses. The Company incurred research and development expenses of $2,662,628, and $2,501,770 for the three months ended
March 31, 1996 and 1995, respectively.    The increase of $160,858, or 6.4%,
in research and development expenses was attributable primarily to: annual salary increases for the scientific staff and related increases in fringe benefit expense; and increased depreciation and patent amortization expense.

General and Administrative Expenses. The Company incurred general and administrative expenses of $685,271 and $557,909 for the three months ended March 31, 1996 and 1995, respectively. The increase of $127,362 was attributable primarily to: an increase of approximately $64,000 in expenses relating to being a public company; an increase of approximately $17,000 in certain computer related expenses; and an increase of approximately $52,000 attributable primarily to annual salary increases for the administrative staff as well as other recurring administrative expenses.

Other Income, Net. The Company received other income, net of interest expense, of $463,141 and $176,855 for the three months ended March 31, 1996 and 1995, respectively. The increase of $286,286 in other income, net of interest expense, was attributable primarily to an increase in interest income of $282,753, resulting from higher average cash, cash equivalent and marketable security balances during the first quarter of 1996 as compared to the first quarter of 1995.

Net Loss. The net loss incurred by the Company was $1,103,674, and $1,113,324 for the three months ended March 31, 1996 and 1995, respectively. The decrease of $9,650 in net loss was attributable to the increase in revenue and other income offset by the higher expenses of research and development and general and administrative.

The Company does not believe that inflation has had a material impact on its results of operations.

Liquidity and Capital Resources

At March 31, 1996 and December 31, 1995, cash, cash equivalents and marketable securities were in the aggregate $35,650,645 and $36,017,666, respectively. During the first quarter of 1996 the Company sold 213,000 shares of its common stock pursuant to the exercise of the over-allotment option granted to the underwriters of the Company's initial public offering which closed in December 1995, raising additional capital, net of related expenses, of approximately $2,460,000. To date, the Company has met its cash requirements through the sale of its stock, through licensing fees, research funding and milestone payments received under the collaborative agreements with Lilly, Merck and Ciba-Geigy, through SBIR grants and through interest earned on its investments. To date, the Company's principal use of funds has been to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

At March 31, 1996, the Company was involved in collaborative arrangements with Lilly, Merck, Ciba-Geigy and Dupont Merck. Lilly, Merck and Ciba-Geigy are expected to provide research funding to the Company during 1996. The Company's collaborative arrangement with DuPont Merck, which began in February

1996, does not provide for any research funding by Dupont Merck. Research funding under the Lilly Agreement is scheduled to expire on December 31, 1998 but Lilly has the right to terminate such funding earlier by giving six months' prior written notice. The initial term of the Merck collaborative arrangement will expire on November 30, 1996 but Merck has the right to terminate the collaboration, and the research funding, earlier by giving 90
days' prior written notice.  The      Ciba-Geigy Agreement has an expiration
date of August 4, 1997. As part of their collaborative agreements with the Company, as well as in the Company's initial public offering, Eli Lilly and Ciba-Geigy invested an aggregate of $14,500,000 in the Company's Common Stock, $.01 par value (the "Common Stock").

At March 31, 1996, the Company had invested an aggregate of $4,582,217 in property and equipment. Included within the $4,582,217 is $658,077 of equipment under capital leases. The net present value of obligations under capital leases at March 31, 1996, was $225,560. This amount is secured by a treasury note in the amount of $270,000 which is recorded in the balance sheet as "Restricted Securities." This treasury note must be renewed annually in an amount equal to the then aggregate unpaid balances under the lease agreements. The last of these lease agreements will expire on December 5, 1997.

The Company leases laboratory and office facilities under an agreement expiring on December 31,1999. The minimum annual payment under the lease is $646,000. A standby letter of credit for approximately $413,000 has been issued to the Company's landlord as a security deposit and is secured by a treasury note in the amount of $500,000 which is recorded in the balance sheet as "Restricted Securities."

At March 31, 1996 the Company had available funds of $35,650,645. The Company intends to utilize these funds primarily to pay its operating expenses (to the extent revenues and other income are insufficient to cover such expenses), to expand its research programs and to make leasehold improvements to its facilities beyond the level which existed on March 31, 1996. It is anticipated that the Company will continue to incur significant operating losses for a number of years. The Company believes that its cash on hand, together with the funds it will receive from its collaborative partners, interest income and funds received under SBIR grants, will be sufficient to fund an increased operating expense level at least through 1998.

Except for the historical information contained herein, this management discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Certain important factors that could cause actual results to differ materially from the Company's expectations include the early termination of one or more of the Company's collaborative agreements and other risk factors set forth as "Cautionary Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, or detailed from time to time in filings that the Company makes with the Securities and Exchange Commission.

                     PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
  No.       Description
- - -------     -----------

+10.25 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Kathleen P. Mullinix

+10.26 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Robert L. Spence

+10.27 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Lisa L. Reiter

+10.28 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Richard L. Weinshank

+10.29 Form of Incentive Stock Option Agreement under the 1996 Incentive Plan of the Registrant

+10.30 Form of Nonqualified Stock Option Agreement under the 1996 Incentive Plan of the Registrant

11        Statement Regarding Computation of Per Share Earnings (Loss)

27        Financial Data Schedule


+         Management contracts and compensatory plans or arrangements


(b)       Reports on Form 8-K

On January 9, 1996, the Company filed a Current Report on Form 8-K describing the issuance by the Company of a press release announcing that it had been awarded two additional United States patents covering serotonin receptor genes.

On January 17, 1996, the Company filed a Current Report on Form 8-K disclosing the purchase by the Company's underwriters of its initial public offering of 213,000 shares of Common Stock pursuant to the exercise of their over-allotment option.

On February 14, 1996, the Company filed a Current Report on Form 8-K disclosing the execution by the Company and The DuPont Merck Pharmaceutical Company of a Collaborative Research Agreement.

Except for the three reports described above, the Company did not file Current Reports on Form 8-K during the fiscal quarter ended March 31, 1996.

                           SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: May 9, 1996             By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name: Kathleen P. Mullinix
                              Title: Chairman, President &
                                     Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name: Robert L. Spence
                              Title: Chief Financial Officer &
                                     Treasurer