Form 10-Q
period 1996-06-30
SYNAPTIC PHARMACEUTICAL CORP
filed 1996-08-08
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                            FORM 10-Q


Mark One:
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1996

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

                           Yes  X    No



As of July 25, 1996, there were 7,608,838 shares of the registrant's Common Stock outstanding.






               SYNAPTIC PHARMACEUTICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996


                  PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1.  Financial Statements                                              1

Balance Sheets at June 30, 1996 and December 31, 1995                      1

Statements of Operations for the three months ended
  June 30, 1996 and 1995, and for the six months ended
  June 30, 1996 and 1995                                                   2

Statements of Cash Flows for the six months ended
  June 30, 1996 and 1995                                                   3

Note to Financial Statements                                               4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5



                    PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders              10

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13







                                    (i)



                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

               SYNAPTIC PHARMACEUTICAL CORPORATION
                          BALANCE SHEETS

                              ASSETS

                                                       June 30,   December 31,
                                                         1996        1995
                                                     ----------   -----------
                                                     (Unaudited)    (Audited)
Current assets:
Cash and cash equivalents                            $ 4,239,800  $27,680,969
Marketable securities--current maturities             11,279,362    7,932,322
Revenue receivable under collaborative agreement              --      129,208
Restricted security                                      770,000      770,000
Other current assets                                     718,229      350,796
                                                     -----------  -----------
Total current assets                                  17,007,391   36,863,295

Property and equipment, net                            2,335,825    2,232,418

Marketable securities                                 20,559,108      404,375

Patent and patent application costs,
net of accumulated amortization                        1,591,889    1,412,155

Other assets                                                 500          500
                                                     -----------  -----------
                                                     $41,494,713  $40,912,743
                                                     ===========  ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations         $   146,338  $   152,282
Accounts payable                                         448,324      196,750
Accrued liabilities                                      186,272      660,481
Accrued compensation                                     168,000      306,851
Unearned revenue under collaborative agreement         1,148,782      820,720
                                                     -----------  -----------
Total current liabilities                              2,097,716    2,137,084

Capital lease obligations, less current portion           45,178      106,472

Stockholders' equity:
Preferred Stock, $.01 par value; authorized--
1,000,000 shares; issued--none                                --           --
Common Stock, $.01 par value; authorized--
25,000,000 shares; issued--7,606,431 shares in
1996 and 7,326,368 shares in 1995; outstanding--
7,606,431 shares in 1996 and 7,325,493 shares in 1995     76,064       73,264
Additional paid-in capital                            63,298,107   59,952,735
Net unrealized gains (losses) on securities              (33,518)     196,384
Deferred compensation                                   (493,018)    (208,952)
Note receivable from stockholder                              --       (6,134)
Accumulated deficit                                  (23,495,816) (21,336,465)
                                                     -----------  -----------
                                                      39,351,819   38,670,832
Less: Treasury stock, at cost                                 --       (1,645)
                                                     -----------  -----------
Total stockholders' equity                            39,351,819   38,669,187
                                                     -----------  -----------
                                                     $41,494,713  $40,912,743
                                                     =========== ============

                      See note to financial statements.

               SYNAPTIC PHARMACEUTICAL CORPORATION
                     STATEMENTS OF OPERATIONS
                           (Unaudited)




                             For the three months        For the six months
                                ended June 30,              ended June 30,
                              1996         1995           1996         1995
                           -----------  -----------    -----------  -----------
Revenues:
Contract revenue           $ 1,711,086  $ 1,657,500    $ 3,422,170  $ 3,315,000
Grant revenue                   70,000       70,000        140,000      182,000
                           -----------  -----------    -----------  -----------
Total revenues               1,781,086    1,727,500      3,562,170    3,497,000

Expenses:
Research and development     2,821,664    2,481,925      5,484,292    4,983,694
General and administrative     678,581      510,924      1,363,852    1,068,833
                           -----------  -----------    -----------  -----------
Total expenses               3,500,245    2,992,849      6,848,144    6,052,527
                           -----------  -----------    -----------  -----------
Loss from operations        (1,719,159)  (1,265,349)    (3,285,974)  (2,555,527)
Other income, net:
Interest income                456,747      152,887        926,165      339,551
Interest expense                (5,425)      (8,673)       (11,702)     (18,149)
Gain (loss) on
  sale of securities           212,160       (4,207)       212,160       (4,541)
                            ----------  -----------    -----------  -----------
Other income, net              663,482      140,007      1,126,623      316,861
                            ----------  -----------    -----------  -----------
Net loss                   $(1,055,677) $(1,125,342)   $(2,159,351) $(2,238,666)
                           ===========  ===========    ===========  ===========

Net loss per share              $(0.14)      $(2.63)        $(0.29)      $(5.29)
                                ======       ======         ======       ======
Shares used in computation
  of net loss per share      7,575,452      427,567      7,534,736      423,335
                             =========      =======      =========    =========









                      See note to financial statements.

                 SYNAPTIC PHARMACEUTICAL CORPORATION
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                        For the six months
                                                           ended June 30,
                                                        1996          1995
                                                    -----------   -----------
Operating activities:
Net (loss)                                          $(2,159,351)  $(2,238,666)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                           490,212       370,467
Amortization of deferred compensation                    97,648        36,709
Compensation resulting from forgiveness of notes
  receivable from employee                                   --           364
(Gain) loss on sale of securities                      (212,160)        4,541
Changes in operating assets and liabilities:
(Increase) decrease in other current assets            (367,433)      202,219
(Decrease) in accounts payable, accrued liabilities
  and accrued compensation                             (361,486)     (281,183)
Decrease in collaborative agreement
  revenue receivable                                    129,208        74,235
Increase in deferred revenue                            328,062     1,102,500
                                                    -----------   -----------
Net cash (used in) operating activities              (2,055,300)     (728,814)

Investing activities:
Sale or maturity of investments                       6,710,000     5,272,054
Purchase of investments                             (30,238,480)   (3,669,006)
Purchases of property and equipment                    (440,195)     (206,510)
Increase in patent and patent application costs        (324,193)     (284,968)
Principal payments made by employee/stockholder              --           365
                                                    -----------   -----------
Net cash (used in) provided by investing activities (24,292,868)    1,111,935

Financing activities:
Issuance of common stock, net of repurchases          2,968,103       249,934
Payments on capital lease                               (67,238)      (60,758)
Payments on notes receivable from stockholders            6,134         5,652
                                                    -----------   -----------
Net cash provided by financing activities             2,906,999       194,828
                                                    -----------   -----------
Net (decrease) increase in cash and cash
  equivalents                                       (23,441,169)      577,949

Cash and cash equivalents at beginning of period     27,680,969     2,563,902
                                                    -----------   -----------
Cash and cash equivalents at end of period          $ 4,239,800   $ 3,141,851
                                                    ===========   ===========





                      See note to financial statements.

                 SYNAPTIC PHARMACEUTICAL CORPORATION
                     NOTE TO FINANCIAL STATEMENTS
                            June 30, 1996


Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1995, and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended June 30, 1996, are not necessarily indicative of the results of operations to be expected for the full year.










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

     Under its collaborative agreements, the Company may receive one or two types of revenue from its collaborative partners: contract revenue and license revenue. Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the agreement to which it relates and is based upon predetermined funding requirements. Research milestone payment revenue is recognized when the related research milestone is achieved. License revenue represents non-refundable payments for licenses to the Company's technology and drug discovery systems. Non-refundable payments for licenses are recognized immediately upon execution of the related agreement since the terms of these licenses are generally in perpetuity and the Company does not have significant future performance obligations. In addition, if a drug is developed as a result of any of the collaborative agreements between the Company and its collaborative partners, the Company will receive royalty payments based upon the sale of such drugs.

     The Company also receives revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

     To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been unprofitable since its inception and had an accumulated deficit of $23,495,816 at June 30, 1996. The Company expects to continue to incur operating losses for a significant number of years and may not become profitable, if at all, until it begins to receive royalty revenue. To date, the Company has not received any royalty revenue and does not expect to receive such revenue for a significant number of years, if at all.



Results of Operations

Comparison of the Three Months Ended June 30, 1996 and 1995

     Revenues. The Company recognized revenue of $1,781,086 and $1,727,500 for the three months ended June 30, 1996 and 1995, respectively. The increase of $53,586 was attributable to an increase in contract revenue which resulted primarily from annual increases in the rates charged to the Company's collaborative partners per full time equivalent scientist.

     Research and Development Expenses. The Company incurred research and development expenses of $2,821,664 and $2,481,925 for the three months ended June 30, 1996 and 1995, respectively. The increase of $339,739, or 13.7%, in research and development expenses was attributable primarily to: an increase of approximately $174,000 in compensation expense resulting from an increase in average headcount year-to-year as well as annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of approximately $62,000 related to depreciation of fixed assets as well as amortization of patents; a one-time license fee of approximately $44,000; and an increase of approximately $68,000 in research supply costs.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $678,581 and $510,924 for the three months ended June 30, 1996 and 1995, respectively. The increase of $167,657, or 32.8%, in general and administrative expenses was attributable primarily to: an increase of approximately $42,000 in compensation expense resulting from annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of approximately $85,000 in expenses, such as registration fees, transfer agent fees, legal costs, printing costs and additional insurance, relating to being a public company; and an increase of approximately $14,000 in certain supply and computer related expenses.

     Other Income, Net. The Company received other income, net of interest expense, of $663,482 and $140,007 for the three months ended June 30, 1996 and 1995, respectively. The increase of $523,475 in other income, net of interest expense, was attributable primarily to: an increase of approximately $304,000 in interest income, resulting from higher average cash, cash equivalent and marketable security balances during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995; and an increase of approximately $216,000 in realized gain resulting from the maturity of one of the Company's marketable securities.

     Net Loss. The Company incurred a net loss of $1,055,677, and $1,125,342 for the three months ended June 30, 1996 and 1995, respectively. The decrease of $69,665 in net loss was attributable to the increase in revenue and other income offset by the higher expenses of research and development and general and administrative.

Comparison of the Six Months Ended June 30, 1996 and 1995

     Revenues. The Company recognized revenue of $3,562,170 and $3,497,000 for the six months ended June 30, 1996 and 1995, respectively. The increase of

$65,170 was attributable primarily to an increase of $107,170 in contract revenue which was partially offset by a reduction of $42,000 in grant revenue. The increase in contract revenue was due primarily to annual increases in the rates charged to the Company's collaborative partners per full time equivalent scientist.

     Research and Development Expenses. The Company incurred research and development expenses of $5,484,292 and $4,983,694 for the six months ended June 30, 1996 and 1995, respectively. The increase of $500,598, or 10.0%, in research and development expenses was attributable primarily to: an increase of approximately $295,000 in compensation expense resulting from an increase in average headcount year-to-year as well as annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of approximately $126,000 related to depreciation of fixed assets as well as amortization of patents; a one-time license fee of approximately $44,000; and an increase of approximately $96,000 in research supply costs, all of which were partially offset by a decrease of approximately $56,000 in post-doctoral costs and pre-clinical expenses.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $1,363,852 and $1,068,833 for the six months ended June 30, 1996 and 1995, respectively. The increase of $295,019, or 27.6%, in general and administrative expenses was attributable primarily to: an increase of approximately $54,000 in compensation expense resulting from annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of approximately $145,000 in expenses, such as registration fees, transfer agent fees, legal costs, printing costs and additional insurance, relating to being a public company; and an increase of approximately $35,000 in certain supply and computer related expenses.

     Other Income, Net. The Company received other income, net of interest expense, of $1,126,623 and $316,861 for the six months ended June 30, 1996 and 1995, respectively. The increase of $809,762 in other income, net of interest expense, was attributable primarily to an: increase of approximately $587,000 in interest income resulting from higher average cash, cash equivalent and marketable security balances during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995; and an increase of approximately $217,000 in realized gain resulting from the maturity of one of the Company's marketable securities.

     Net Loss. The Company incurred a net loss of $2,159,351, and $2,238,666 for the six months ended June 30, 1996 and 1995, respectively. The decrease of $79,315 in net loss was attributable to the increase in revenue and other income offset by the higher expenses of research and development and general and administrative.

     The Company does not believe that inflation has had a material impact on the results of its operations for either the three month period or the six month period which ended June 30, 1996.


Liquidity and Capital Resources

     At June 30, 1996 and December 31, 1995, cash, cash equivalents and marketable securities were in the aggregate $36,078,270 and $36,017,666, respectively. In January of 1996 the Company sold 213,000 shares of its common stock pursuant to the exercise of the over-allotment option granted to the underwriters of the Company's initial public offering which closed in December 1995, raising additional capital, net of related expenses, of approximately $2,460,000. In May of 1996 the Company sold 48,114 shares of its common stock pursuant to the exercise of certain warrants that were sold by the Company in 1993, raising additional capital of approximately $457,000. To date, the Company has met its cash requirements through the sale of its stock, through licensing fees, research funding and milestone payments received under the collaborative agreements with Lilly, Merck and Ciba-Geigy, through SBIR grants and through interest earned on its investments. To date, the Company's principal use of funds has been to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

     At June 30, 1996, the Company was involved in collaborative arrangements with Lilly, Merck, Ciba-Geigy and Dupont Merck. In May 1996, the Company's research collaboration with Ciba-Geigy was expanded in scope and extended for one additional year, with Ciba-Geigy having the right to an additional one-year extension upon notice to the Company by August 4, 1997. Lilly, Merck and Ciba-Geigy are providing research funding to the Company during 1996. The Company's collaborative arrangement with DuPont Merck, which began in February 1996, does not provide for any research funding by Dupont Merck. Research funding under the Lilly Agreement is scheduled to expire on December 31, 1998 but Lilly has the right to terminate such funding earlier by giving six months' prior written notice. The initial term of the Merck collaborative arrangement will expire on November 30, 1996 but Merck has the right to terminate the collaboration, and the research funding, earlier by giving 90 days' prior written notice. The Ciba-Geigy collaboration has an expiration date of August 4, 1998.

     At June 30, 1996, the Company had invested an aggregate of $4,893,784 in property and equipment. Included within the $4,893,784 is $658,077 of equipment under capital leases. The net present value of obligations under capital leases at June 30, 1996, was $191,516. This amount is secured by a treasury note in the amount of $270,000 which is recorded in the balance sheet as restricted securities. This treasury note must be renewed annually in an amount equal to the then aggregate unpaid balances under the lease agreements. The last of these lease agreements will expire on December 5, 1997.

     The Company leases laboratory and office facilities under an agreement expiring on December 31,1999. The minimum annual payment under the lease is $646,000. A standby letter of credit for approximately $413,000 has been issued to the Company's landlord as a security deposit and is secured by a treasury note in the amount of $500,000 which is recorded in the balance sheet as restricted securities.

     At June 30, 1996 the Company had available funds of $36,078,270. The Company intends to utilize these funds primarily to pay its operating expenses

(to the extent revenues and other income are insufficient to cover such expenses), to expand its research programs and to make leasehold improvements to its facilities beyond the level which existed on June 30, 1996. It is anticipated that the Company will continue to incur operating losses for a significant number of years. The Company believes that its cash on hand, together with the funds it will receive from its collaborative partners, interest income and funds received under SBIR grants, will be sufficient to fund an increased operating expense level at least through 1998.

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








                      PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On June 4, 1996, the Company held its annual meeting of stockholders for the following purposes: (i) to elect eight directors to the Board of Directors (Proposal No. 1); (ii) to consider and vote upon a proposal recommended by the Board of Directors to approve the 1996 Nonemployee Director Stock Option Plan of the Company (Proposal No. 2); (iii) to consider and vote upon a proposal recommended by the Board of Directors to amend the Company's Amended and Restated Certificate of Incorporation to classify the Board of Directors into three classes (Proposal No. 3); and (iv) to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996 (Proposal No. 4).

     The stockholders elected the persons named below, the Company's nominees for director, as directors of the Company, casting votes in favor of such nominees or withholding votes as indicated:

                              VOTES IN FAVOR      VOTES WITHHELD

Jonathan J. Fleming                5,014,056               710
Zola P. Horovitz                   5,014,256               510
Eric R. Kandel                     5,014,766               500
John E. Lyons                      4,905,766           109,000
Kathleen P. Mullinix               4,989,066            25,700
Sandra Panem                       5,014,056               710
Alison Taunton-Rigby               5,014,066               700
Robert Walkingshaw                 5,014,056               710

     The stockholders approved Proposal No. 2 as follows:

VOTES FOR         VOTES AGAINST       VOTES ABSTAINED       BROKER NON-VOTES

4,984,699          121,692                   2,875                 41,500

     The stockholders approved Proposal No. 3 as follows:

VOTES FOR         VOTES AGAINST       VOTES ABSTAINED        BROKER NON-VOTES

4,167,359          614,530                   1,357                231,520

     The stockholders approved Proposal No. 4 as follows:

VOTES FOR         VOTES AGAINST       VOTES ABSTAINED        BROKER NON-VOTES

5,013,566              200                   1,000                      0







Item 5.  Other Information

     On May 31, 1996, the Company and Ciba-Geigy Limited ("Ciba-Geigy") entered into a new agreement (the "1996 Agreement") and amended the terms of their Research and License Agreement dated August 4, 1994 (the "1994 Agreement") for the principal purpose of expanding the scope and extending the term of their collaboration under the 1994 Agreement. Pursuant to the 1994 Agreement, the companies are focusing exclusively on the identification and development of neuropeptide Y drugs for the treatment of obesity and eating disorders, as well
as cardiovascular disorders.   Pursuant to the 1996 Agreement, the companies are
continuing to collaborate in the identification and development of drugs for the treatment of obesity and eating disorders. However, the targets for such drugs are not neuropeptide Y receptors but are other, undisclosed targets (the "1996 Targets").

     The term of the collaboration under the 1996 Agreement (the "Term") extends until August 4, 1998, but may be extended by Ciba-Geigy for an additional one-year period upon notice to the Company not later than August 4, 1997. The Company and Ciba-Geigy have agreed to allocate the aggregate number of Company scientists which Ciba-Geigy was originally required to fund under the 1994 Agreement between the collaborations under both the 1994 Agreement and the 1996 Agreement. Accordingly, the amount of funding originally required of Ciba-Geigy under the 1994 Agreement has not increased as a result of the 1996 Agreement, but has instead been allocated between the two collaborations.

     As part of the 1996 Agreement, Ciba-Geigy is also required to make payments to the Company upon the achievement by Ciba-Geigy of certain drug development milestones and, subject to certain limitations, to pay the Company royalties on the sale of drugs developed through the use of the Company's technology. In addition, Ciba-Geigy received an exclusive worldwide license to use the Company's drug discovery systems relating to the 1996 Targets for the development and commercialization of drugs that are selective for such Targets for the treatment and/or diagnosis of obesity, eating disorders and other metabolic disorders.
The Company retained the right to use these systems for all other therapeutic applications, although Ciba-Geigy has a right of first negotiation in the event the Company determines to seek a collaborative partner or licensee for any such other application.






Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.         Description
- -----------         -----------

  3.1(a) Amended and Restated Certificate of Incorporation of the Company filed December 19,1995

  3.1(b) Certificate of Designations of Series A Junior Participating Preferred Stock filed December 19, 1995

  3.1(c) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company filed June 4, 1996

  3.2 Amended and Restated By-Laws of the Company, as amended on June 4, 1996

*10.31 Research and License Agreement dated as of May 31, 1996, between the Company and Ciba-Geigy Limited

*10.32 Supplement No. 1 to Research and License Agreement dated as of August 4, 1994, between the Company and Ciba-Geigy Limited

+10.33         1996 Nonemployee Director Stock Option Plan of the Company

 11            Statement Regarding Computation of Per Share Earnings (Loss)

 27            Financial Data Schedule

* Portions of this Exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

+    Management contract or compensatory plans or arrangement.

(b)  Reports on Form 8-K

On June 20, 1996, the Company filed a Current Report on Form 8-K describing the issuance by the Company of a press release announcing that the Company had entered into a new Research and License Agreement with Ciba-Geigy Limited.

Except for the report described above, the Company did not file Current Reports on Form 8-K during the fiscal quarter ended June 30, 1996.







                            SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: August 8, 1996         By: /s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name: Kathleen P. Mullinix
                              Title: Chairman, President &
                                     Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name: Robert L. Spence
                              Title: Chief Financial Officer &
                                     Treasurer







