Form 10-Q
period 1996-09-30
SYNAPTIC PHARMACEUTICAL CORP
filed 1996-11-05
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                             FORM 10-Q


Mark One:

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


              For the quarter ended September 30, 1996


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


                            Yes  X    No



As of October 31, 1996, there were 7,631,043 shares of the registrant's Common Stock outstanding.






                SYNAPTIC PHARMACEUTICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                   PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1.  Financial Statements                                              1

Balance Sheets at September 30, 1996 and December 31, 1995                 1

Statements of Operations for the three months ended
  September 30, 1996 and 1995, and for the nine months ended
  September 30, 1996 and 1995                                              2

Statements of Cash Flows for the nine months ended
  September 30, 1996 and 1995                                              3

Note to Financial Statements                                               4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5



                     PART II. OTHER INFORMATION


Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                11




                                   (i)






                   PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                SYNAPTIC PHARMACEUTICAL CORPORATION
                           BALANCE SHEETS

                               ASSETS


                                                    September 30, December 31,
                                                         1996        1995
                                                     -----------  -----------
                                                     (Unaudited)    (Audited)
Current assets:
Cash and cash equivalents                            $ 1,529,989  $27,680,969
Marketable securities--current maturities             16,054,108    7,932,322
Revenue receivable under collaborative agreement       2,000,000      129,208
Restricted security                                      770,000      770,000
Other current assets                                     693,683      351,296
                                                     -----------  -----------
Total current assets                                  21,047,780   36,863,795

Property and equipment, net                            2,381,418    2,232,418

Marketable securities                                 16,379,937      404,375

Patent and patent application costs,
   net of accumulated amortization                     1,694,305    1,412,155
                                                     -----------  -----------
                                                     $41,503,440  $40,912,743
                                                     ===========  ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations         $   124,461  $   152,282
Accounts payable                                         379,262      196,750
Accrued liabilities                                      260,000      660,481
Accrued compensation                                     244,000      306,851
Unearned revenue under collaborative agreement           258,416      820,720
                                                     -----------  -----------
Total current liabilities                              1,266,139    2,137,084

Capital lease obligations, less current portion           32,136      106,472

Stockholders' equity:
Preferred Stock, $.01 par value; authorized--
1,000,000 shares; issued--none                                --           --
Common Stock, $.01 par value; authorized--
25,000,000 shares; issued--7,609,214 shares in
1996 and 7,326,368 shares in 1995; outstanding--
7,608,586 shares in 1996 and 7,325,493 shares in 1995     76,092       73,264
Additional paid-in capital                            63,297,385   59,952,735
Net unrealized gains on securities                        42,901      196,384
Deferred compensation                                   (443,231)    (208,952)
Note receivable from stockholder                              --       (6,134)
Accumulated deficit                                  (22,766,772) (21,336,465)
                                                     -----------  -----------
                                                      40,206,375   38,670,832
Less: Treasury stock, at cost                             (1,210)      (1,645)
                                                     -----------  -----------
Total stockholders' equity                            40,205,165   38,669,187
                                                     -----------  -----------
                                                     $41,503,440  $40,912,743
                                                     =========== ============


                      See notes to financial statements.

                 SYNAPTIC PHARMACEUTICAL CORPORATION
                      STATEMENTS OF OPERATIONS
                             (Unaudited)




                             For the three months         For the nine months
                              ended September 30,          ended September 30,
                              1996         1995           1996         1995
                           -----------  -----------    -----------  -----------
Revenues:
Contract revenue           $ 1,711,086  $ 2,657,500    $ 5,133,256  $ 5,972,500
License revenue              2,000,000           --      2,000,000           --
Grant revenue                  257,760       65,000        397,760      247,000
                           -----------  -----------    -----------  -----------
Total revenues               3,968,846    2,722,500      7,531,016    6,219,500

Expenses:
Research and development     3,007,979    2,465,391      8,492,271    7,449,085
General and administrative     714,433      516,051      2,078,285    1,584,884
                           -----------  -----------    -----------  -----------
Total expenses               3,722,412    2,981,442     10,570,556    9,033,969
                           -----------  -----------    -----------  -----------
Income (loss) from
    operations                 246,434     (258,942)    (3,039,540)  (2,814,469)
Other income, net:
Interest income                487,163      195,402      1,413,328      534,953
Interest expense                (4,553)      (7,884)       (16,255)     (26,033)
Gain on sales
    of securities                   --       22,945        212,160       18,404
                            ----------  -----------    -----------  -----------
Other income, net              482,610      210,463      1,609,233      527,324
                            ----------  -----------    -----------  -----------
Net income (loss)          $   729,044  $   (48,479)   $(1,430,307) $(2,287,145)
                           ===========  ===========    ===========  ===========

Net income (loss)
    per share                    $0.09       $(0.11)        $(0.19)      $(5.38)
                                 =====       ======         ======       ======
Shares used in computation
    of net income (loss)
    per share                7,912,061      432,587      7,559,352      425,340
                             =========      =======      =========    =========



                      See notes to financial statements.

                 SYNAPTIC PHARMACEUTICAL CORPORATION
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                        For the nine months
                                                         ended September 30,
                                                        1996          1995
                                                    -----------   -----------
Operating activities:
Net (loss)                                          $(1,430,307)  $(2,287,145)
Adjustments to reconcile net loss to net cash
   (used in) operating activities:
Depreciation and amortization                           706,285       637,765
Amortization of deferred compensation                   141,918        59,457
Compensation resulting from forgiveness of notes
  receivable from employee                                   --           364
(Gain) on sales of securities                          (212,160)      (18,404)
Changes in operating assets and liabilities:
(Increase) decrease in other current and
   long-term assets                                    (342,387)      256,927
(Decrease) in accounts payable, accrued liabilities
  and accrued compensation                             (280,820)     (249,655)
(Increase)decrease in collaborative agreement
  revenue receivable                                 (1,870,792)       49,647
(Decrease) increase in deferred revenue                (562,304)      245,000
                                                    -----------   -----------
Net cash (used in) operating activities              (3,850,567)   (1,306,044)

Investing activities:
Sale or maturity of investments                       8,210,000     6,318,505
Purchase of investments                             (32,238,480)   (3,669,006)
Purchases of property and equipment                    (638,259)     (414,567)
Increase in patent and patent application costs        (509,366)     (529,035)
Principal payments made by employee/stockholder              --           365
                                                    -----------   -----------
Net cash (used in) provided by investing activities (25,176,105)    1,706,262

Financing activities:
Issuance of common stock, net of repurchases          2,971,715       256,873
Payments on capital lease                              (102,157)      (92,311)
Payments on notes receivable from stockholders            6,134         5,652
                                                    -----------   -----------
Net cash provided by financing activities             2,875,692       170,214
                                                    -----------   -----------
Net (decrease) increase in cash and cash
  equivalents                                       (26,150,980)      570,432

Cash and cash equivalents at beginning of period     27,680,969     2,563,902
                                                    -----------   -----------
Cash and cash equivalents at end of period          $ 1,529,989   $ 3,134,334
                                                    ===========   ===========



                      See notes to financial statements.

                 SYNAPTIC PHARMACEUTICAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                          September 30, 1996


Note 1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1995, and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the full year.


Note 2.  Subsequent Events

     On October 9, 1996, the Company and Merck & Co., Inc. ("Merck") amended their research collaboration and license agreement to extend the term of their collaborative research program for an additional one-year period expiring on November 30, 1997. Under the terms of the amendment, Merck will continue to provide the Company with research funding to support the Company's scientists assigned to work on the program. The number of the Company's scientists who will work on the program during the extension period may fluctuate based upon the needs of the program, as determined by Merck or the joint research team.

     On October 31, 1996, the Company and Eli Lilly and Company ("Lilly") signed an amendment to their research, option and license agreement pursuant to which the number of the Company's scientists funded by Lilly and dedicated to the collaboration under the agreement was substantially increased. The term of the collaboration and associated research funding is scheduled to expire on December 31, 1998. Pursuant to the amendment, Lilly has relinquished its right to terminate the collaboration without cause earlier than the scheduled expiration date.



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

     Under its collaborative agreements, the Company may receive one or two types of revenue from its collaborative partners: contract revenue and license revenue. Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the agreement to which it relates and is based upon predetermined funding requirements. Research milestone payment revenue is recognized when the related research milestone is achieved.
License revenue represents non-refundable payments for licenses to the Company's technology and drug discovery systems. Non-refundable payments for licenses are recognized at such time as they become guaranteed. In addition, if a drug is developed as a result of any of the collaborative agreements between the Company and its collaborative partners, the Company will receive royalty payments based upon the sale of such drugs.

     The Company also receives revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

     To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $22,766,772 at September 30, 1996. The Company expects to continue to incur operating losses for a significant number of years and may not become profitable, if at all, until it begins to receive royalty revenue. To date, the Company has not received any royalty revenue and does not expect to receive such revenue for a significant number of years, if at all.


Results of Operations

Comparison of the Three Months Ended September 30, 1996 and 1995

     Revenues. The Company recognized total revenues of $3,968,846 and $2,722,500 for the three months ended September 30, 1996 and 1995, respectively. The increase of $1,246,346 was attributable primarily to: the recognition of $2,000,000 of additional license revenue under the terms of one of the Company's license and collaboration agreements during such three-month period; an increase of approximately $193,000 of grant revenue over the comparable period in 1995; and an increase in contract revenue of approximately $53,000 which resulted from annual increases in the rates charged to the Company's collaborative partners per full time equivalent scientist, all of which amounts were partially offset by the Company's receipt in July 1995 of a $1,000,000 payment from one of the Company's collaborative partners for the achievement of a specific scientific milestone.

     Research and Development Expenses. The Company incurred research and development expenses of $3,007,979 and $2,465,391 for the three months ended September 30, 1996 and 1995, respectively. The increase of $542,588, or 22.0%, in research and development expenses was attributable primarily to: an increase of approximately $221,000 in research supply costs; an increase of approximately $139,000 in compensation expense resulting from an increase in average headcount year-to-year as well as annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of approximately $137,000 in research expenses related to research funded by government grants; and an increase of approximately $31,000 in software license fees.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $714,433 and $516,051 for the three months ended September 30, 1996 and 1995, respectively. The increase of $198,382, or 38.4%, in general and administrative expenses was attributable primarily to: an increase of approximately $87,000 in expenses, such as registration fees, transfer agent fees, legal costs, printing costs and additional insurance, relating to being a public company; an increase of approximately $72,000 in compensation expense resulting from annual salary and bonus increases and an associated increase in fringe benefit expense; and an increase of approximately $45,000 in tuition reimbursement costs.

     Other Income, Net. The Company recorded other income, net of interest expense, of $482,610 and $210,463 for the three months ended September 30, 1996 and 1995, respectively. The increase of $272,147 in other income, net of interest expense, was attributable primarily to: an increase of approximately $292,000 in interest income resulting primarily from higher average cash, cash equivalent and marketable security balances during the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, offset by a decrease of approximately $23,000 in realized gain resulting from the maturity of one of the Company's marketable securities in 1995.

     Net Income (Loss). The Company had net income of $729,044 and incurred a net loss of $48,479 for the three months ended September 30, 1996 and 1995, respectively. The increase of $777,523 in net income was attributable to the increase in revenue and other income, net, offset by an increase in research and development and general and administrative expenses.


Comparison of the Nine Months Ended September 30, 1996 and 1995

     Revenues. The Company recognized total revenues of $7,531,016 and $6,219,500 for the nine months ended September 30, 1996 and 1995, respectively. The increase of $1,311,516 was attributable primarily to: the recognition of $2,000,000 of license revenue from one of the Company's collaborative partners during such nine-month period; an increase of $150,760 of grant revenue over the comparable period in 1995; and an increase in contract revenue of approximately $161,000 which resulted from annual increases in the rates charged to the Company's collaborative partners per full time equivalent scientist, all of which were partially offset by the Company's receipt in July 1995 of a $1,000,000 payment from one of the Company's collaborative partners for the achievement of a specific scientific milestone.

     Research and Development Expenses. The Company incurred research and development expenses of $8,492,271 and $7,449,085 for the nine months ended September 30, 1996 and 1995, respectively. The increase of $1,043,186, or 14.0%, in research and development expenses was attributable primarily to: an increase of approximately $434,000 in compensation expense resulting from an increase in average headcount year-to-year as well as annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of approximately $318,000 in research supply costs; an increase of approximately $137,000 in research expenses related to research funded by government grants; an increase of approximately $109,000 related to depreciation of fixed assets and the amortization of patents; and a one-time license fee of approximately $44,000.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $2,078,285 and $1,584,884 for the nine months ended September 30, 1996 and 1995, respectively. The increase of $493,401, or 31.1%, in general and administrative expenses was attributable primarily to: an increase of approximately $245,000 in expenses, such as registration fees, transfer agent fees, legal costs, printing costs and additional insurance, relating to being a public company; an increase of approximately $126,000 in compensation expense resulting from an increase in average headcount and annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of approximately $52,000 in tuition expenses; and an increase of approximately $56,000 in certain supply and computer related expenses.

     Other Income, Net. The Company recorded other income, net of interest expense, of $1,609,233 and $527,324 for the nine months ended September 30, 1996 and 1995, respectively. The increase of $1,081,909 in other income, net of interest expense, was attributable primarily to: an increase of approximately $878,000 in interest income resulting from higher average cash, cash equivalent and marketable security balances during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995; and an increase of approximately $194,000 in realized gain resulting from the maturity of one of the Company's marketable securities.

     Net Loss. The Company incurred a net loss of $1,430,307, and $2,287,145 for the nine months ended September 30, 1996 and 1995, respectively. The decrease of $856,838 in net loss was attributable to the increase in revenue and other income, offset by higher research and development and general and administrative expenses.

     The Company does not believe that inflation has had a material impact on the results of its operations for either the three month period or the nine month period which ended September 30, 1996.


Liquidity and Capital Resources

     At September 30, 1996 and December 31, 1995, cash, cash equivalents and marketable securities were in the aggregate $33,964,034 and $36,017,666, respectively. In January of 1996 the Company sold 213,000 shares of its common stock pursuant to the exercise of the over-allotment option granted to the underwriters of the Company's initial public offering which closed in December 1995, raising additional capital, net of related expenses, of approximately $2,460,000. In May of 1996 the Company sold 48,114 shares of its common stock pursuant to the exercise of certain warrants that were sold by the Company in 1993, raising additional capital of approximately $457,000. To date, the Company has met its cash requirements through the sale of its stock, through licensing fees, research funding and milestone payments received under the collaborative agreements with Lilly, Merck and Ciba-Geigy, through SBIR grants and through interest earned on its investments. To date, the Company's principal use of funds has been to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

     At September 30, 1996, the Company was involved in collaborative arrangements with Lilly, Merck, Ciba-Geigy and Dupont Merck. Lilly, Merck and Ciba-Geigy are providing research funding to the Company during 1996. The Company's collaborative arrangement with DuPont Merck, which began in February 1996, does not provide for any research funding. In October 1996, the Lilly agreement was amended to increase the aggregate number of Company scientists dedicated to work on the collaboration and funded by Lilly through the December 31, 1998 scheduled expiration date of the collaboration. In addition, under the terms of the amendment, Lilly relinquished its right to terminate the collaboration without cause earlier than the scheduled expiration date. The Merck Agreement was also amended in October 1996 to extend the term of the Company's collaborative research program with Merck for one year beyond the November 30, 1996 scheduled expiration date. Under the terms of the amendment, Merck will continue to provide the Company with research funding through the extension period to support the Company's scientists assigned to work on the program. The number of the Company's scientists who will work on the program and, accordingly, the level of funding during the extension period may fluctuate based upon the needs of the program, as determined by Merck or the joint research team. Merck continues to have the right to terminate the collaboration earlier by giving 90 days' prior written notice. However, in the event of any such termination, Merck is nevertheless required to provide the Company with a minimum level of funding through November 30, 1997. The Ciba-Geigy collaboration has an expiration date of August 4, 1998.

     At September 30, 1996, the Company had invested an aggregate of $5,091,847 in property and equipment. Included within the $5,091,847 is $658,077 of equipment under capital leases. The net present value of obligations under capital leases at September 30, 1996, was $156,597. This amount is secured by a treasury note in the amount of $270,000 which is recorded in the balance sheet as restricted securities. This treasury note must be renewed annually in an amount equal to the then aggregate unpaid balances under the lease agreements. The last of these lease agreements will expire on December 5, 1997.

     The Company leases laboratory and office facilities under an agreement expiring on December 31,1999. The minimum annual payment under the lease is currently $691,000. A standby letter of credit for approximately $413,000 has been issued to the Company's landlord as a security deposit and is secured by a treasury note in the amount of $500,000 which is recorded in the balance sheet as restricted securities.

     At September 30, 1996 the Company had available funds of $33,964,034. The Company intends to utilize these funds primarily to pay its operating expenses (to the extent revenues and other income are insufficient to cover such expenses), to expand its research programs and to make leasehold improvements to its facilities beyond the level which existed on September 30, 1996. It is anticipated that the Company will continue to incur operating losses for a significant number of years. The Company believes that its cash on hand, together with the funds it will receive from its collaborative partners, interest income and funds received under SBIR grants, will be sufficient to fund an increased operating expense level at least through 1998.

     Except for the historical information contained herein, this Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Certain important factors that could cause actual results to differ materially from the Company's expectations include the early termination of one or more of the Company's collaborative agreements and other risk factors set forth as "Cautionary Statements" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, or detailed from time to time in filings that the Company makes with the Securities and Exchange Commission.




                      PART II. OTHER INFORMATION


Item 5.  Other Information

     In May 1996 and August 1996, the Company was issued United States patents covering the genes that code for two human receptor subtypes in the neuropeptide Y ("NPY") family of receptors -- the human neuropeptide Y2 and Y4 receptor subtypes. In addition, in July 1996, the Company announced the discovery of the gene that codes for the neuropeptide Y5 receptor subtype, which it believes is the feeding "receptor" and may provide a novel mechanism for the study and treatment of obesity and eating disorders. The Company has also filed United States and foreign patent applications covering the Y5 receptor. All of these receptors are being utilized in the Company's collaboration with Ciba-Geigy Limited, which has an exclusive license to use these genes to develop and commercialize NPY subtype-selective drugs for the treatment of obesity and eating disorders, as well as cardiovascular disease.

     In September 1996, the Company was issued a United States patent covering the use of genetically engineered cells expressing the human alpha-1a adrenergic receptor subtype to identify compounds that bind to the human alpha-1a adrenergic receptor subtype. This patent is in addition to the Company's previously issued United Sates patent covering the use of compounds that selectively block the human alpha-1a adrenergic receptor in the treatment of benign prostatic hyperplasia ("BPH"). The alpha-1 adrenergic receptor subtypes are being utilized in the Company's collaboration with Merck & Co., Inc., which has a license under the Company's patents and patent applications to use the receptor subtypes to develop and commercialize alpha-1a antagonists for the treatment of BPH.




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.         Description
-----------       -----------

 11            Statement Regarding Computation of Per Share Earnings (Loss)

 27            Financial Data Schedule


(b) Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 1996.




                           SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: November 5, 1996
                              By: /s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name: Kathleen P. Mullinix
                              Title: Chairman, President &
                                     Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name: Robert L. Spence
                              Title: Chief Financial Officer &
                                     Treasurer





