Form 10-Q/A
period 1996-06-30
SYNAPTIC PHARMACEUTICAL CORP
filed 1997-02-10
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A


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

                                                 EXPLANATORY NOTE

This Form  10-Q/A is being filed  solely for the  purpose of  amending  Exhibits
10.31 and 10.32 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.










                               (i)

                       SYNAPTIC PHARMACEUTICAL CORPORATION

  INDEX TO QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 1996


                           PART II. OTHER INFORMATION

                                                                         Page
                                                                         ----

Item 6.  Exhibits and Reports on Form 8-K                                  1

Signatures                                                                 2

Exhibit Index                                                              3

Exhibits









                                    (ii)

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

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: February 10, 1997      By: /s/ Kathleen P. Mullinix
                                 -----------------------------
                             Name: Kathleen P. Mullinix
                             Title: Chairman, President &
                                     Chief Executive Officer



                             By:/s/ Robert L. Spence
                                 -----------------------------
                             Name: Robert L. Spence
                             Title: Chief Financial Officer &
                                    Treasurer

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                                  EXHIBIT INDEX


                                                                   Page in
Exhibit No.       Description                                    Form 10-Q/A
-----------       -----------                                    -----------

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