Form 10-K
period 1996-12-31
SYNAPTIC PHARMACEUTICAL CORP
filed 1997-03-21
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

           Mark One:
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 0-27324

                       SYNAPTIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
                         (State or other jurisdiction
                       of incorporation or organization)

                               215 College Road
                                  Paramus, NJ
                   (Address of principal executive offices)

                                  22-2859704
                     (I.R.S. Employer Identification No.)

                                     07652
                                  (Zip Code)

                                 (201) 261-1331
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
         Rights to Purchase Series A Junior Convertible Preferred Stock,
                            par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97,500,000 as of March 3, 1997, based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market on such date. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

         As of March 3, 1997, there were 7,635,006 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Synaptic Pharmaceutical Corporation Proxy Statement, to be filed not later than 120 days after December 31, 1996, in connection with the registrant's 1997 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement," are incorporated by reference into Part III of this Report on Form 10-K.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

      INDEX TO REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1996



                                     Part I
                                                                            Page

Item  1. Business                                                             1
Item  2. Properties                                                          24
Item  3. Legal Proceedings                                                   24
Item  4. Submission of Matters to a Vote of Security Holders                 25

                                     Part II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                                 26
Item  6. Selected Financial Data                                             28
Item  7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           28
Item  8. Financial Statements                                                37
Item  9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            58

                                    Part III

Item 10. Directors and Executive Officers of the Registrant                  59
Item 11. Executive Compensation                                              59
Item 12. Security Ownership of Certain Beneficial Owners and Management      59
Item 13. Certain Relationships and Related Transactions                      59

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     60




                                       (i)

                                     Part I


Item 1.  Business

Overview

         Synaptic Pharmaceutical Corporation ("Synaptic" or the "Company") is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." The Company is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. Human receptor subtypes are protein molecules in the human body that mediate cell-to-cell signaling. The Company believes that by designing compounds that are selective for specific receptor subtypes, new drugs can be developed that will be more effective and have fewer side effects than existing drugs. In addition, because human receptor-targeted drug design technology has enabled the Company to discover genes that code for previously undiscovered human receptor subtypes, Synaptic is able to design compounds that act through novel mechanisms and that are aimed at disorders that have historically been difficult or impossible to manage. In order to maximize its resources and leverage its scientific expertise, the Company focuses on the discovery and design phases of the drug development process and collaborates with pharmaceutical companies primarily to utilize their expertise in preclinical testing, clinical trials and commercialization.

         Synaptic is currently engaged in collaborations with Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck") and Novartis Pharma A.G. ("Novartis"). (Novartis is the pharmaceutical subsidiary of Novartis A.G., the company that was recently formed through the consolidation of Synaptic's original collaborative partner, Ciba-Geigy Limited ("Ciba-Geigy") and Sandoz Limited.) These collaborations are focused principally on drug discovery programs for five different therapeutic applications: migraine headache, smoking cessation, depression, benign prostatic hyperplasia and obesity. In January 1995, the Company and Lilly extended for an additional four-year period their collaboration, which began in 1991 and is related to the discovery and development of serotonin receptor subtype-selective drugs for various therapeutic applications, including migraine headache, smoking cessation and depression. The Company and Lilly substantially increased the size of their collaboration in October 1996. In November 1993, the Company and Merck began collaborating on a program focused on the development of alpha-1a adrenergic receptor subtype-selective compounds for the treatment of benign prostatic hyperplasia. This collaboration was extended for an additional year in October 1996. In August 1994, the Company began a collaboration with Ciba-Geigy, one of Novartis A.G.'s predecessors-in-interest, to discover and develop neuropeptide Y receptor subtype-selective drugs for the treatment of obesity. The scope of this collaboration was expanded in May 1996 to cover the discovery and development of drugs that act through other, as yet undisclosed mechanisms for the treatment of obesity. In connection with this expansion, the term of the collaboration was extended for an additional year. Each of Lilly, Merck and Novartis provides the Company with financial support for research. In addition, each of these collaborative partners is required to make payments to the Company upon the achievement of certain milestones and to pay the Company royalties based upon net sales of any drugs resulting from its collaboration with the Company.

         In addition to its collaborations with Lilly, Merck and Novartis, the Company entered into a collaborative arrangement with The DuPont Merck Pharmaceutical Company ("DuPont Merck") in February 1996 pursuant to which DuPont Merck licensed and is utilizing certain technology of the Company to discover and develop drugs that are selective for certain alpha adrenergic receptor subtypes for certain undisclosed therapeutic indications. As part of its arrangement with the Company, DuPont Merck is required to make payments to the Company upon the achievement of certain milestones and to pay the Company royalties based upon net sales of any drugs resulting from the collaboration.

         The Company's human receptor-targeted drug design technology encompasses three steps: (i) the discovery and cloning of the human genes that code for the targeted receptor subtypes; (ii) the use of each of these genes to create a cell line that can be used to measure, or assay, the pharmacological properties of compounds that bind to the targeted receptor subtype and that are, therefore, candidates for drug development; and (iii) the design, synthesis and optimization of compounds that are highly selective for the targeted human receptor subtype and that have low affinities for human receptor subtypes that may be associated with undesirable side effects.

         The receptors on which Synaptic focuses its receptor and drug discovery efforts are members of a receptor superfamily known as "G protein-coupled receptors." The Company selected this receptor family primarily for the following reasons. First, many G protein-coupled receptors have been shown to be effective drug targets, as evidenced by the commercial availability of drugs for a wide variety of therapeutic applications that work by means of their interactions with G protein-coupled receptors. Second, the G protein-coupled receptor superfamily is extremely large and diverse, comprising according to several estimates in excess of 1,000 receptors, with its members being involved in the mediation of a broad array of physiological functions. Accordingly, the Company believes that there are substantial opportunities to use many members of the G protein-coupled receptor superfamily as targets for novel drugs.


Strategy

         Synaptic's strategy is to develop, together with its collaborative partners, a broad array of drugs based upon the Company's human receptor-targeted drug design technology. This strategy consists of three principal objectives:

               To aggressively discover and clone G protein-coupled receptor genes. The Company is aggressively seeking to expand its collection of cloned genes that code for members of the G protein-coupled receptor superfamily. As of March 3, 1997, Synaptic's collection included ten receptor genes with respect to which Synaptic had received United States patents. In addition, claims under an additional United States patent application relating to another receptor gene had been allowed and United States patent applications relating to other genes that code for G protein-coupled receptors were pending. Several corresponding patent applications have also been filed in other countries.

               To efficiently discover and design potential drugs through the use of its human receptor-targeted drug design technology. Synaptic's human receptor-targeted drug design technology is being used by the Company and its collaborative partners to design, synthesize and optimize compounds for further development. The Company's two approaches to designing and synthesizing compounds include traditional medicinal chemistry and the newer technology of combinatorial chemistry, each of which is supported by the Company's expertise in computer-assisted molecular modeling. With both approaches, the Company's chemists and pharmacologists use their knowledge of the structures of targeted receptor subtypes to design and synthesize initial chemical structures that are then optimized. As of March 3, 1997, Synaptic's chemists were involved in a number of drug discovery programs, two of which were being conducted in collaboration with the Company's partners. Depending upon the specific terms of their agreements with the Company, the Company's partners may select compounds
                                                         2
         for testing in the Company's drug discovery systems from the Company's existing libraries of compounds, their own existing libraries of compounds or newly discovered or designed compounds.

         To leverage resources through collaborations and licensing arrangements with pharmaceutical companies. The Company's strategy is to focus initially on the discovery and design phases of the drug development process and to engage in collaborations and licensing arrangements with pharmaceutical companies. Synaptic's collaborative partners participate in the early phases of the drug development process and generally assume principal responsibility for preclinical testing, clinical trials and commercialization. This strategy allows Synaptic to gain access to the expertise and resources of its partners and to maintain relatively low capital requirements.

         Synaptic was incorporated in Delaware in January 1987. The address and telephone number for the executive offices of the Company are 215 College Road, Paramus, New Jersey 07652, (201) 261-1331.


Background

     Intercellular Communication: The Role of Receptors in Controlling
         Cellular Function

         The human body coordinates its activities through communication among its great variety of cells and tissues. One of the principal means of communication occurs through chemical signaling, when one cell releases a chemical messenger, called a "ligand," which ultimately binds to and activates a protein molecule, called a "receptor," on the surface of another cell. The activation of the receptor on the surface of the receiving cell triggers a cascade of events in which the message received by the receptor is, in turn, transmitted to the interior of the cell, thereby causing some aspect of the behavior of the receiving cell to change. The nature of this change depends upon a number of factors, including the specific ligand and receptor involved in the communication.

         There exist in the human body many different kinds of receptors involved in cellular communication. Receptors are first classified into categories, called "superfamilies," based upon similarities in their biochemical and structural properties. Of the principal superfamilies of receptors, Synaptic focuses its receptor and drug discovery efforts on the G protein-coupled superfamily of receptors. The receptors included within each superfamily are then subcategorized into groups, called "families," based upon the specific ligands with which they interact. Examples of receptor families within the G protein-coupled receptor superfamily are the serotonin, adrenergic, neuropeptide Y and galanin families of receptors. Each member of each family is called a "receptor subtype."

         Historically, it was believed that each family of receptors had only one or two members. In recent years, however, scientists have discovered that many families of receptors have more than two receptor subtypes. The number of receptor subtypes within each family of receptors varies, with some families, such as the serotonin family, comprising at least 14 known receptor subtypes, and other families, such as the alpha adrenergic family, comprising at least six known receptor subtypes.

         In general, each receptor subtype is distributed differently throughout the body and often controls physiological functions that are different from those controlled by other receptor subtypes within the same family. By interacting with all of its receptor subtypes that are located throughout the body, a single ligand thus plays a role in numerous physiological functions. For example, the ligand for adrenergic receptor subtypes, noradrenaline (also known as norepinephrine), interacts with at least nine different receptor subtypes (six alpha and three beta receptor subtypes), one of which has been shown to contract the muscles surrounding the prostate and another of which has been shown to regulate blood pressure. In some cases, the same receptor subtype is found in different tissues of the human body. A compound designed to bind selectively to a receptor subtype for treating a disorder in one tissue could, therefore, potentially cause an adverse side effect in other tissues that contain the same receptor subtype. The tissue affected by the disorder may, however, have certain other characteristics that can be exploited to guide receptor subtype-targeted compounds to that tissue.


         Receptor-Based Drug Therapy -- The Traditional Approach

         Many illnesses arise because of abnormalities in intercellular communication, and the concept of receptor-based drug therapy was developed to address this problem. The goal of receptor based-drug therapy is to develop drugs that will interact with the receptor believed to be associated with the targeted abnormality, thereby inhibiting or enhancing the cascade of events that is mediated by the receptor. A number of receptor-based drugs have been developed and are currently being used. In general, however, these drugs do not differentiate among receptor subtypes and, while they may indeed interact with the targeted receptor subtypes, thereby having some therapeutic effect, they may also interact with other receptor subtypes within the same family as the targeted receptor subtypes. These other receptor subtypes may be associated with other physiological functions, and interactions of these drugs with them often result in undesirable side effects. In addition, many of these drugs have limited therapeutic utility because they must be used in suboptimal doses in order to minimize these side effects.

         The reason that most of these currently available drugs are unable to differentiate among receptor subtypes stems from the fact that they were discovered through traditional drug discovery methods. The traditional approach to drug discovery involves the screening of compounds against animal tissues containing multiple receptor subtypes to determine their relevant biological activity. This approach is limited in its ability to yield optimally effective drugs because of inherent limitations in the use of animal tissues to test drugs intended for humans. First, by using animal tissues containing multiple receptor subtypes, it is usually difficult and often impossible both to measure with precision the effect of a compound on the receptor subtype that is the target of a drug discovery effort and to determine whether the compound is binding to other receptor subtypes in the tissue that are not the intended drug target. Second, due to differences in the receptor systems of various species of animals as compared to humans, there are often significant differences between a drug's activity in animals and the same drug's activity in humans. In fact, there are several examples of drug development candidate failures in human clinical trials that were due to differences in the properties of such candidates in humans as compared to their properties in the animal tissues that were initially used for drug discovery. As a consequence, compounds initially tested against animal tissues often do not have the desired effects when they are ultimately administered to humans in clinical trials.


Synaptic's Human Receptor-Targeted Drug Design Technology

         Synaptic believes that its human receptor-targeted drug design technology can overcome the limitations of the traditional approach to drug discovery. This technology involves three steps: (i) the discovery and cloning of the human genes that code for the targeted receptor subtypes; (ii) the use of each of these genes to create a cell line that can be used to measure, or assay, the pharmaceutical properties of compounds that bind to the targeted receptor subtype and that are, therefore, candidates for drug development; and (iii) the design, synthesis and optimization of compounds that are highly selective for the targeted human receptor subtype. In the first step, the Company's molecular biologists employ genetic engineering techniques to clone the gene that codes for the receptor subtype of interest. In the second step, the Company's cell biologists place the gene into a recipient cell which then expresses the human receptor subtype on its surface. This recipient cell, which expresses a single population of the targeted human receptor subtype and is devoid of all other related receptor subtypes, is then propagated by the Company's cell biologists, resulting in the establishment of a cell line. Finally, this cell line is used as a drug discovery system by the Company's pharmacologists to evaluate compounds synthesized by the Company's or its collaborative partners' chemists. Since each of these cell lines expresses a single receptor subtype, it is possible to design compounds with high affinity for the ultimate target of a drug discovery program--the appropriate human receptor subtype--and low affinity for those subtypes suspected of being associated with side effects.

         The Company's technology makes it possible not only to clone receptors previously believed or known to exist, but also to discover and clone receptor subtypes which had previously been undetectable in animal tissues because they were present in concentrations too low to detect using traditional pharmacological techniques. Many of these newly discovered receptor subtypes may provide opportunities for the design of novel drugs. In addition, the Company believes that its ability to access and to use individual cloned human receptor subtypes in its drug design efforts will yield safer and more effective drugs than those currently available. The Company's technology also enables the Company and its collaborative partners to eliminate or redesign non-subtype-selective compounds and compounds that react poorly with human targets at an early stage of the drug development process rather than at the costly later stages of preclinical testing and clinical trials. Finally, drugs developed through the use of the Company's human receptor-targeted drug design technology will be small molecule drugs which offer possibilities of avoiding specialized delivery approaches and which may be delivered orally.

         The Company also believes that its success in the discovery of receptor subtypes will enable it to further refine the understanding of many disease processes. There is increasing evidence to suggest that some disorders may actually involve the malfunctioning of any one of a variety of receptor subtypes included within different receptor families. For example, in the case of obesity, there are pharmacological data indicating that several different ligands, including neuropeptide Y and galanin, play a role in controlling appetite. As a result, more than one drug could be developed to treat obesity, but such drugs would work through different biological mechanisms by exerting their therapeutic effects by interacting with receptor subtypes belonging to different families. The Company believes that its human receptor-targeted drug design technology may make it possible to discover two or more separate drugs that could benefit distinct patient populations whose symptoms (for example, obesity), while identical, stem from different physiological disorders and therefore require different treatments. Consequently, it has initiated several programs in which different receptor subtypes are being used as drug targets for the same therapeutic application.

         To date, the Company has not completed development of any drugs and does not expect that drugs developed by it or its collaborative partners will be commercially available for a significant number of years, if at all.


         Receptor Gene Discovery and Cloning

         To date, the Company's receptor cloning projects have included four families of receptors within the G protein-coupled superfamily of receptors: the serotonin, alpha adrenergic, neuropeptide Y and galanin receptor families. In addition, projects directed toward other receptor families are ongoing.

         The Company's collection of cloned genes that code for receptors in the G protein-coupled receptor superfamily comprises human genes, as well as genes from various other mammalian species that correspond to the human genes. These cloned receptor genes include genes that have been discovered by the Company and genes that have been discovered by others about which information is publicly available. In general, the Company seeks to patent those cloned receptor genes and those drug discovery systems that it has discovered or invented. The Company has been issued United States patents relating to the genes that code for ten G protein-coupled receptors and related drug discovery systems. In addition, claims under a United States patent application relating to the gene that codes for another G protein-coupled receptor and related drug discovery system have been allowed and patent applications relating to other gene discoveries and related drug discovery systems of the Company are pending in the United States Patent and Trademark Office. Several corresponding patent applications have also been filed in other countries. There can be no assurance that the Company will be awarded patents in respect of any of its pending patent applications.


         Drug Discovery Systems

         Once the Company clones the gene for a targeted receptor subtype, it places the gene into a recipient cell which then expresses the targeted receptor subtype on its surface. This cell, which expresses a single population of the targeted human receptor subtype, is then propagated in the laboratory by the Company's cell biologists, resulting in the establishment of a cell line. This cell line, which constitutes a drug discovery system, is used in two different types of assays: binding assays and functional assays. In Synaptic's binding assays, the Company's pharmacologists measure the affinity of a compound for both the receptor subtype that is the target of a particular drug discovery program and the other receptor subtypes that could be associated with side effects. These measurements help to predict the potency of a compound, as well as the degree of selectivity that the compound has for the targeted receptor subtype over other receptor subtypes. The data obtained from binding assays enable the chemists to design compounds toward or away from one or more of the relevant subtypes, as appropriate, for optimal therapeutic efficacy. In Synaptic's functional assays, the Company's pharmacologists determine the nature of the response of the receptor subtype to the compound. Data from the functional assays show whether the compound is acting to inhibit or enhance the activity of the receptor subtype. By enabling the Company's pharmacologists to evaluate compounds rapidly at their ultimate human receptor subtype targets, the Company's proprietary drug discovery systems serve as tools that the Company's and its partners' chemists can use to rationally design drugs that will be more effective and have fewer or substantially less severe side effects than existing drugs. Although the Company believes that its drug discovery systems accurately measure the properties of a compound's interaction with the human receptor subtypes, there are many additional factors, such as the drug's stability in the body or its ability to be administered orally, that impact the ultimate pharmaceutical success of a compound.


         Chemistry and Molecular Pharmacology

         The Company employs two approaches to designing and synthesizing receptor subtype-selective compounds, traditional medicinal chemistry and the newer technology of combinatorial chemistry, both of which are supported by the Company's expertise in computer-assisted molecular modeling. With both approaches, the Company's chemists and pharmacologists use their knowledge of the structures of the targeted receptor subtypes and known compounds to design and synthesize chemical structures that will have activity at these subtypes.

         Combinatorial chemistry involves automated synthesis of a variety of novel compounds by assembling them using different combinations of chemical building blocks. The use of combinatorial chemistry greatly accelerates the process of generating compounds. The resulting arrays of compounds are called libraries and are used to screen for compounds ("lead compounds") that demonstrate a sufficient level of activity at receptors of interest. The Company is using combinatorial chemistry to synthesize "focused" libraries of compounds anticipated to be highly biased toward the Company's drug discovery targets. The Company's scientists have successfully generated lead compounds through the use of these combinatorial chemistry techniques.

         Once lead compounds are identified, whether through the use of combinatorial chemistry or traditional medicinal chemistry, a variety of analogues are prepared to facilitate an understanding of the relationship between chemical structure and biological activity. These studies help define structure activity relationships which can then be used to design drug candidates with improved potency, selectivity and pharmacokinetic properties. Combinatorial chemistry is used to rapidly generate a variety of structures for lead optimization. Traditional medicinal chemistry, which involves the synthesis of compounds one at a time, is also used for further refinement and to generate compounds not accessible by automated techniques.

         The G Protein-Coupled Receptor Superfamily

         The superfamily of receptors to which the Company has chosen to apply its human receptor-targeted drug design technology is the G protein-coupled receptor superfamily, so called because the cascade of events that ensues within the receiving cell following the occurrence of the ligand-receptor interaction is mediated by a class of proteins called "GTP-binding regulatory proteins," or "G proteins," found within the cell.

         The Company chose to focus on the G protein-coupled receptor superfamily because it believes that this superfamily provides the optimum opportunity for the exploitation of its human receptor-targeted drug design technology. First, it is known that G protein-coupled receptors play a major role in intercellular communication and that drugs that block ("antagonists") or enhance ("agonists") their activity have therapeutic utility. Examples of such drugs include: Tagamet(R), a histamine receptor antagonist for the treatment of ulcers; Imitrex(R), a serotonin receptor agonist for the treatment of migraine headache; and Hytrin(R), an adrenergic receptor antagonist for the treatment of hypertension and benign prostatic hyperplasia. Second, there is a large body of knowledge about some of the basic structural elements of drugs that interact with these receptors that has accumulated over the years from which the Company and its collaborative partners can draw in beginning their drug discovery programs. Third, the G protein-coupled receptor superfamily is extremely large, comprising by several estimates in excess of 1,000 receptor subtypes belonging to more than 40 families. Fewer than half of the genes that code for these subtypes have been cloned. G protein-coupled receptors are included among the most important components needed for cellular signaling in the body and, as a result, influence a broad array of physiological functions.


Receptor and Drug Discovery Programs

         At any point in time the Company is generally pursuing several receptor discovery programs. Among the receptor discovery programs currently being pursued by the Company are the programs focused on the neuropeptide Y family of receptors and on the galanin family of receptors.

         The Company is also pursuing several drug discovery programs based on certain of its receptor discoveries. The Company's primary drug discovery programs are focused on human serotonin, adrenergic, neuropeptide Y and galanin receptor subtypes. Serotonin receptor subtypes are associated with a variety of disorders, including migraine headache, anxiety, depression, eating disorders, sexual dysfunction, gastro-intestinal disorders and alcoholism. Adrenergic receptor subtypes are associated with a variety of disorders, including urinary retention resulting from benign prostatic hyperplasia, hypertension, atherosclerosis, nasal congestion and genito-urinary disorders, and may be useful as targets for the design of new classes of anesthetics, analgesics and sedatives. Neuropeptide Y receptor subtypes are associated with eating disorders, cardiovascular disease, pain, anxiety and depression. Galanin receptor subtypes are also associated with a variety of disorders, including obesity, dementia, depression and pain.

         The serotonin programs are being conducted by the Company in collaboration with Lilly. Of the Company's three adrenergic programs, one is being conducted by the Company in collaboration with Merck, one is the subject of the Company's agreement with DuPont Merck and one is currently being conducted by the Company independently. Of the Company's three neuropeptide Y programs, one is being conducted by the Company in collaboration with Novartis and two are currently being conducted by the Company independently. The galanin program is also currently being conducted by the Company independently.

         Research and development spending by the Company for each of the fiscal years 1994, 1995 and 1996 was $9,308,917, $9,863,769 and $11,336,756,
respectively, of which 32%, 17% and 26%, respectively, was spent on those of the Company's receptor and drug discovery programs that were not being conducted with a collaborative partner. The decrease in internal research and development spending from 1994 to 1995 was due principally to the Company's reallocation of manpower from internal programs to the collaborative program with Novartis which began in August 1994. In order to conserve funds, the Company determined not to increase its internal research and development spending in 1995 from the level which resulted from the manpower reallocation in connection with the Novartis collaboration. While internal research and development spending in 1995 decreased, the research funding support and other revenue generated by the Novartis collaboration has allowed the Company to expand its infrastructure more rapidly than it would have in its absence. Following the completion of its initial public offering in December 1995, the Company increased its internal research and development spending during 1996 and intends to further increase such spending during 1997.

         The Company's receptor and drug discovery programs are summarized in the following table:

                       Synaptic Pharmaceutical Corporation
                      Receptor and Drug Discovery Programs


PROGRAM(1)                  PRIMARY INDICATIONS       STATUS(2)       PARTNERS
----------                  -------------------       ---------       --------

SEROTONIN PROGRAMS
------------------

Serotonin 1F                Migraine              Phase I Clinical     Lilly

Serotonin 1A                Smoking Cessation     Early Preclinical    Lilly

Serotonin (3)               Depression            Early Preclinical    Lilly

ALPHA ADRENERGIC PROGRAMS
-------------------------

Alpha-1a Adrenergic         Benign Prostatic
                              Hyperplasia         Late Preclinical      Merck

Alpha Adrenergic (3)        (4)                   Discovery         DuPont Merck

Alpha 2 Adrenergic (3)      Pain                  Leads Identified        --

NEUROPEPTIDE Y PROGRAMS
-----------------------

Neuropeptide Y5             Obesity               Early Preclinical    Novartis

Neuropeptide Y2 Agonist     Pain                  Discovery                --

Neuropeptide Y2 Antagonist  Anxiety and
                              Depression          Leads Identified         --

GALANIN PROGRAM
---------------

Galanin (3)                 Obesity, Dementia,
                              Depression
                               and Pain           Cloning and Discovery    --
--------------------------------------------------------------------------------

(1) The Company is working on receptor and drug discovery programs in addition to those programs referenced in the above table. In general, the drug discovery and receptor discovery programs that are specifically referenced in the above table are at more advanced stages of development than those that are not specifically referenced in the table.

(2) "Cloning" refers to the stage at which the Company is attempting to discover, identify and clone the genes for specific receptor subtypes. "Discovery" refers to the stage at which chemists are attempting to identify receptor subtype-selective compounds through the use of the Company's drug discovery systems. "Leads Identified" refers to the stage at which receptor subtype-selective compounds have been identified through the use of the Company's drug discovery systems. "Early Preclinical" refers to the stage at which one or more leads have been identified and are being tested in in vitro or in vivo model systems for one or more indications. In addition, at this stage lead compounds may have been shown to be active in animal models for one or more indications and preliminary toxicology and pharmacokinetic studies will also have been concluded. "Late Preclinical" refers to the stage at which a clinical candidate has been selected, scale-up of such candidate is underway or completed, and toxicology and pharmacokinetic studies are planned or underway. "Phase I Clinical" refers to the stage at which a drug candidate is administered to a small group of healthy human subjects for the purpose of testing for safety (adverse effects), dose tolerance, absorption, bio- distribution, metabolism, excretion and clinical pharmacology.

(3) The specific receptor subtype that is the target of this program is confidential to the Company and, if applicable, its collaborative partners.

(4) The primary indications of this program are confidential to the Company and DuPont Merck.
                                                         9

Serotonin Programs

         Serotonin is one of the major neurotransmitters, a type of ligand, of the body. It affects mood, sleep rhythms, sexual functions, appetite, temperature control, gastro-intestinal movement and the cardiovascular, pulmonary and genito-urinary systems. Drugs that inhibit or enhance the actions of serotonin have proven to be effective in the treatment of an array of disorders, such as migraine headache, depression and anxiety. However, none of the limited number of serotonergic drugs currently available was designed with the use of cloned serotonin receptor subtype genes and some of these drugs have undesirable side effect profiles. It is generally believed that the poor side effect profiles stem from the interaction of these drugs with multiple serotonin receptor subtypes. The serotonin family is extremely large, comprising at least 14 receptor subtypes. While each of these receptor subtypes may be implicated in a physiological function distinct from the other subtypes, all of the receptor subtypes respond to the neurotransmitter serotonin--and may be responding to non-subtype-selective drugs. As a consequence, a non-subtype-selective drug intended to exert its effects on one physiological function may in fact have the unintended consequence of exerting its effects on other physiological functions, thereby causing the undesirable side effects.

         Of the 14 serotonin receptor subtype genes reported to have been discovered and cloned, the Company believes that it is responsible for the discovery and cloning of seven. The Company has been granted United States patents covering five of these genes and related drug discovery systems, and has received a notice of allowance from the United States Patent and Trademark Office covering the sixth of these genes and the related discovery system. A patent application covering the seventh of these genes and the related drug discovery system and additional patent applications relating to all of these genes have been filed. The Company has found, through the use of these cloned receptor genes and related drug discovery systems, that the serotonin system is significantly more complex than had previously been understood and believes that the use of its technology to design serotonin subtype-selective drugs will result in new serotonergic drugs with improved efficacy and side effect profiles, as well as serotonergic drugs for new therapeutic applications. There can be no assurance that the Company will be successful in designing a serotonin receptor subtype-selective drug that will achieve the foregoing desired effect.

         The Company, in collaboration with Lilly, is currently conducting drug discovery programs focused on a number of serotonin receptor subtypes and therapeutic applications. As part of the collaboration, compounds supplied by Lilly are assayed by the Company and by Lilly using the Company's serotonin receptor subtype drug discovery systems. To date, receptor subtype-selective compounds have been identified for a number of serotonin programs. The program focused on the discovery and development of drugs for the treatment of migraine headache is currently in Phase I clinical trials and as of March 3, 1997, Lilly confirmed that, based upon currently available information, it intends to begin the Phase II stage of development with this program during the second or third quarter of 1997. In connection with the collaboration, Lilly received an exclusive worldwide license to use all but two of the Company's existing serotonin drug discovery systems for the development and commercialization of serotonergic drugs. Certain of the serotonin programs are described below.


         Migraine Headache

         Migraine headaches are periodic throbbing headaches often accompanied by nausea and vomiting. One of the newer drugs available for the treatment of migraine, Imitrex(R), is an agonist of certain serotonin receptor subtypes that was discovered using the traditional approach to drug discovery. Although effective in most patients, the drug has been associated with the tightening of the coronary blood vessels. As a result, the drug is contraindicated both in patients with ischemic heart disease and in patients with symptoms of ischemic heart disease. In addition, because of the cardiovascular risks, it is recommended that, in the case of any patient in whom unrecognized coronary disease is comparatively likely, the first dose of the drug be administered in a physician's office. Finally, the drug is poorly absorbed from the gastrointestinal tract. Therefore, to be most effective, it must be given by injection.

         The Company and Lilly are focused on developing anti-migraine compounds with increased efficacy and reduced side effects. Through the use of its serotonin receptor subtype drug discovery systems, Synaptic scientists discovered that Imitrex(R) reacted strongly with three serotonin receptor subtypes, serotonin 1D[alpha] and 1D(beta), both of which were long thought to be the targets for anti-migraine effects, as well as serotonin 1F. Synaptic scientists proposed that the appropriate serotonin receptor subtype for the treatment of migraine is the serotonin 1F receptor subtype. Together with scientists at Lilly, Synaptic scientists identified compounds that are selective agonists of the serotonin 1F receptor subtype. These compounds were tested in animal models at Lilly and shown to be orally active and to have a long duration of action. The compounds were also shown to be potent in an animal model that is thought by many scientists in the field to be predictive of therapeutic utility for the treatment of migraine. Furthermore, these compounds were inactive in vasoconstriction assays at Lilly, thereby suggesting that the possible adverse events reported for Imitrex(R) would not limit the treatment potential of a 1F-selective agonist for migraine. Lilly is currently conducting Phase I clinical trials with one of these compounds in Europe and as of March 3, 1997, confirmed that, based upon currently available information, it intends to begin Phase II clinical trials with the compound during the second or third quarter of 1997.

         Smoking Cessation

         There are more than 150 million smokers in major market countries, more than 30 million of whom attempt each year to quit smoking. Chronic use of tobacco is causally linked to a variety of serious diseases, including coronary heart disease, cancer and emphysema. Nicotine patches and nicotine gum have been used as smoking cessation aids, but have met with limited success. Moreover, there are not any oral smoking cessation aids currently on the market.

         The Company and Lilly are engaged in a program to identify and develop serotonin 1A antagonists which ameliorate the withdrawal symptoms frequently suffered in connection with smoking cessation. As part of the program, the Company and Lilly have designed novel compounds which are highly selective for and are potent antagonists of the serotonin 1A receptor subtype. These compounds have been shown to be effective in an animal model of nicotine withdrawal and may lead to drugs which are more effective as smoking cessation aids than those currently available.


         Depression

         A number of different pharmacologic strategies have been developed to treat depression. The early drugs shown to be effective in the treatment of depression, such as the tricyclic antidepressants, lithium and the monoamine oxidase inhibitors, have side effects associated with their use that limit their effectiveness. Recently, selective serotonin reuptake inhibitors (SSRI), such as Prozac(R), have been shown to be highly effective in the treatment of many forms of depression. A number of SSRI compounds are now approved for marketing, and these drugs have captured a significant market share. However, all of these currently available drugs have significant deleterious side effects in many patients which may limit their use. In addition, these drugs have a lag time before their beneficial clinical effects can be seen. This lag time can be a serious problem, especially in the depressed suicidal patient. Furthermore, there are a significant number of patients that do not adequately respond to any of the currently available drug therapies.

         Scientists at Synaptic and Lilly have identified novel serotonin receptor-subtype selective compounds that may have rapid onset of efficacy in the treatment of depression and that may also have better side effect profiles than drugs currently available.


         Other Serotonin Programs

         The Company has cloned additional serotonin receptor subtypes that are either not currently being pursued by it and Lilly as drug targets in their collaborative drug discovery programs or are being so pursued but are focused on therapeutic applications which are currently confidential to the Company and Lilly. In addition, there is evidence to suggest that one or more serotonin receptor subtypes that are the targets of the drug discovery programs currently being conducted by the Company and Lilly may be relevant as targets for other therapeutic applications. The Company expects that it and Lilly will establish additional drug discovery programs focused on these other serotonin receptor subtypes or therapeutic applications in the future. There can be no assurance that the Company will establish additional drug discovery programs with Lilly.


Alpha Adrenergic Programs

         Alpha adrenergic receptors are activated by the neurotransmitter norepinephrine (noradrenaline). The alpha adrenergic receptors serve a critical control function in regulating involuntary physiological functions, such as blood pressure, heart rate and smooth muscle tone, and thus may serve as important tools in the management of many disorders, such as benign prostatic hyperplasia ("BPH") and hypertension.

         Until 1982, only two alpha adrenergic receptors (alpha-1 and alpha-2) were believed to exist. Since then, scientists have discovered that the alpha adrenergic receptor family contains six subtypes (alpha-1a, 1b and 1d and alpha-2a, 2b and 2c). The Company believes it was responsible for the discovery of the genes that code for four of the six alpha adrenergic subtypes in humans. The Company has received three United States patents relating to two of these genes and related drug discovery systems.

         There are a number of adrenergic drugs on the market today which are effective in the treatment of a variety of disorders. However, most of these drugs were discovered in the 1970's prior to the discovery of the six alpha adrenergic subtypes and are not selective for any one of these receptor subtypes. The Company believes that many of the side effects associated with these drugs may be traced to a lack of selectivity for the appropriate receptor subtypes. The Company is using its alpha adrenergic drug discovery systems to discover compounds with increased receptor subtype selectivity and is involved in three separate programs involving alpha adrenergic receptor subtypes: the Alpha-1a Antagonist Program, the Alpha Adrenergic Program and the Alpha 2 Adrenergic Program.

         The Company and Merck are collaborating on the Alpha-1a Antagonist Program to develop drugs for the treatment of BPH. The Company is involved with DuPont Merck in the Alpha Adrenergic Program, the purpose of which is to develop drugs that are selective for one or more alpha adrenergic receptor subtypes for one or more therapeutic indications that are confidential to the Company and DuPont Merck. The Alpha 2 Adrenergic Program is being conducted by the Company independently, although the Company is seeking a partner with which to collaborate on this drug discovery program or a licensee to pursue the program. The Alpha-1a Antagonist Program and the Alpha 2 Adrenergic Program are discussed below.


         Benign Prostatic Hyperplasia

         BPH is a pathology of the prostate, a walnut-sized gland in men that surrounds the urethra as it exits the bladder. As men age, cells in the prostate proliferate, causing growth in the prostatic tissue which in turn results in pressure on the urethra. Common symptoms of BPH include urinary retention, hesitancy or difficulty initiating the stream of urine, urinary frequency, a sense of urgency and a sensation of incomplete emptying of the bladder. The incomplete emptying of the bladder caused by BPH can also lead to urinary tract infections and bladder damage. In severe cases, the flow of urine can become completely blocked and lead to kidney failure.

         There are currently three types of treatments available for BPH: surgery and two different pharmaceutical treatments. Although frequently recommended as a treatment for BPH, surgery may be an unattractive alternative for many patients because of its potential adverse consequences and may not be recommended for elderly patients due to the potential for complications.

         Two different non-surgical alternatives for the treatment of BPH are currently available to patients who either are not candidates for or elect not to have surgery. The first alternative is a type of drug that acts by inhibiting the enzyme 5[alpha]-reductase, which is responsible for the conversion of testosterone to dihydrotestosterone in the prostate. By reducing levels of dihydrotestosterone, which plays a role in growth of prostatic tissue, this type of drug is intended to shrink the gland. An example of this type of drug is Proscar(R). Although there is a rapid regression of the enlarged gland in most patients, less than 50% of patients experience an increase in urine flow and improvement of symptoms when treated with Proscar(R) for 12 months. A minimum of six months' treatment may be necessary to determine whether an individual may respond to the drug.

         The second type of drug for the treatment of BPH involves the use of alpha-1 adrenergic antagonists, such as Hytrin(R), that act by blocking alpha adrenergic stimulation of the prostate. This blocking activity causes a relaxation of the musculature of the prostate, thereby improving urinary flow and providing other symptomatic relief of BPH. These drugs were initially developed as antihypertensive agents in the mid-1970's prior to the discovery that there existed three distinct subtypes of the alpha-1 receptor, and are not selective for any particular alpha-1 subtype. While rapid symptomatic improvement in approximately 70% of patients treated with this type of drug has been observed, dose-dependent side effects, including hypotension (which causes dizziness), headache, weakness, nasal congestion and peripheral edema, are commonly associated with the treatment. The side effects limit the recommended dose for these drugs. The most significant side effect, hypotension, is particularly detrimental to elderly patients.

         Through the use of its alpha adrenergic drug discovery systems and by means of in vivo studies, Synaptic has discovered that different receptor subtypes are involved in the control of the prostate musculature and blood pressure: the alpha-1a receptor subtype is responsible for contraction of prostate musculature and other alpha-1 subtypes are involved in the regulation of blood pressure. This discovery confirmed the Company's hypothesis that many of the side effects caused by alpha-1 adrenergic antagonists currently available for the treatment of BPH stemmed from their lack of selectivity for the receptor subtype involved in relaxation of prostate musculature. In April 1995, the Company was awarded a United States patent covering the use of selective alpha-1a antagonists for the treatment of BPH. In addition, in September 1996, Synaptic was awarded a United States patent covering the use of genetically engineered cells expressing the human alpha-1a adrenergic receptor subtype to identify compounds that bind to the receptor subtype.

         The Company, in collaboration with Merck, is using the Company's drug discovery systems to design compounds that block the activity of the alpha-1a receptor subtype, thereby producing the desired effects on the prostate, but that have minimal affinity for alpha-1b and alpha-1d receptor subtypes, thereby substantially reducing the cardiovascular effects seen with currently available non-selective alpha-1 adrenergic antagonists. A compound has been selected by Merck for possible development and is undergoing late preclinical testing. Other leads have also been identified and are in the early preclinical stage of testing.

         As part of the collaboration, Synaptic granted Merck an exclusive worldwide license to its alpha-1 adrenergic technology, alpha-1a selective compounds and certain patents to develop an alpha-1a selective drug for the treatment of BPH. In addition, Synaptic granted Merck a nonexclusive worldwide license under certain other patents for the same purpose.


         Pain

         Analgesic agents are used to relieve pain (analgesia). Analgesics most commonly used for severe pain are narcotics. Although very effective, narcotic analgesic agents carry the risk of depressing respiration and causing nausea and diarrhea, and their repeated use may lead to addiction. It is believed that non-narcotic analgesics would be beneficial to many patient populations suffering from severe pain.

         Alpha-2 agonists have been broadly used and are highly effective as veterinary analgesics. Animal data indicate that these agents do not cause respiratory depression. In addition, their action can be reversed with appropriate drugs. However, they cause both sedation and hypotension when administered within the analgesic dose range. Alpha-2 agents have not yet been developed as analgesics for human use, in part due to concerns regarding potential deleterious side effects, such as sedation and hypotension. Synaptic believes that its drug discovery systems for the three human alpha-2 adrenergic receptor subtypes can be used to discover alpha-2 analgesics which have significantly fewer deleterious side effects than currently available analgesics and the effects of which may be rapidly reversed. The Company has identified alpha-2 agonists with analgesic activity in laboratory animal models and is seeking a partner with which to collaborate on this drug discovery program or a licensee to pursue the program. There can be no assurance that the Company will be successful in consummating a collaborative or licensing arrangement with another company with respect to this drug discovery program.


Neuropeptide Y Programs

         Neuropeptides are neurotransmitters. Unlike neurotransmitters that are small molecules, such as norepinephrine and serotonin, neuropeptides are much larger molecules. The mode of action of neuropeptides, however, resembles that of small molecule neurotransmitters in that they function by means of an interaction with specific families of receptors, including families within the G protein-coupled receptor superfamily. Although current knowledge of neuropeptides and their receptors is significantly less extensive than knowledge of small molecule neurotransmitters and their receptors, subtypes have been shown to exist for several families of neuropeptide receptors.

         One focus of the Company in its receptor and drug discovery efforts in this area has been on the neuropeptide Y ("NPY") family of receptors. Although the natural ligand for this family, neuropeptide Y, is a large molecule, the goal of this drug discovery program is, as is the case in all of the Company's other drug discovery programs, to design a small molecule drug. Large peptide-like molecules would not be stable in the body and thus would have short durations of action and would not be orally available, thus requiring delivery by injection. To date, there is pharmacological evidence for the existence in animals of at least five NPY receptor subtypes, named Y1, Y2, Y3, Y4 and Y5. However, the discovery and cloning of the genes for only four of these subtypes have been reported. In 1996 and 1997, the Company was awarded United States patents covering the genes that code for the Y2, Y4 and Y5 receptor subtypes and related drug discovery systems. Synaptic has filed additional patent applications relating to these discoveries in the United States and in other countries. At the present time, the Company is conducting one NPY receptor and drug discovery program in collaboration with Novartis and is seeking a collaborative partner to work with the Company on its other two NPY drug discovery programs involving pain and anxiety. There can be no assurance that the Company will be successful in consummating a collaborative arrangement with respect to either of these NPY drug discovery programs.


         Obesity

         Drug treatment for obesity has traditionally been used as a short-term adjunct to diet and exercise. Most drugs approved for the treatment of obesity act centrally through the catecholaminergic or serotonergic pathways and were approved for the treatment of obesity based on the results of short-term (four to six week) clinical efficacy trials. Many of these drugs are plagued by problems of addiction, habituation and drug abuse, while safety concerns have been an issue with the other agents.

         Animal studies have shown that NPY is the most potent stimulator of food intake identified to date. As little as one billionth of a gram of NPY injected directly into the hypothalamus causes well-fed, satiated rats to overeat. Repeated administration of NPY causes continual overeating and obesity.

         A Y5 receptor was initially isolated by the Company's scientists from rat hypothalamus, a key brain area that controls appetite. In laboratory tests, the activity of NPY and related peptides on the Y5 receptor mirrored the ability of these peptides to stimulate feeding in animals. As part of its collaboration with the Company, Ciba-Geigy then showed that several peptides that activated the Y5 receptor preferentially over other known NPY receptors increased food intake in rats. Additional studies by Synaptic and Ciba-Geigy showed that small molecules that selectively block the Y5 receptor significantly reduce food intake in rats. Based upon these studies, Synaptic believes that the Y5 receptor is a "feeding" receptor, and that compounds that are selective for this receptor subtype may lead to new approaches to the treatment of obesity. The Company and Novartis (Ciba-Geigy's successor-in-interest) are thus focused on discovering and developing potent and selective Y5 antagonists for evaluation in animal models of food intake and obesity. As part of its collaboration with the Company, Novartis has an exclusive license to use the Company's NPY receptor subtype drug discovery systems for the development and commercialization of such drugs, as well as drugs for the treatment of eating disorders and cardiovascular disease.


         Pain

         As part of its efforts to discover non-narcotic drugs for the treatment of pain, the Company is conducting a program focused on the design and development of analgesics that stimulate the Y2 receptor subtype. Direct injection of NPY into the spinal cord produces a high level of analgesia in laboratory animals. This effect is believed to be related to NPY's ability to stimulate Y2 receptors. These receptors control the release of chemical messengers, such as Substance P, which mediate the transmission of pain responses. Synaptic believes that orally active small molecule agonists which would mimic the effects of NPY at the Y2 receptor may offer a new approach to the treatment of pain that would not result in the side effects typically associated with narcotic analgesics.

         The Company is seeking a partner with which to collaborate on this drug discovery program. There can be no assurance that the Company will be successful in consummating a collaborative arrangement with another company with respect to this program.


         Anxiety

         Anxiety is a sense of irrational fear or dread and is one of the most frequent psychiatric diagnoses in the United States. There is a variety of pharmacologic treatments for anxiety, the most commonly used of which belong to the class of compounds called benzodiazepines, an example of which is Valium(R). This class of compounds, however, is associated with significant side effects, including drowsiness, impairment of motor skills, memory loss and the exacerbation of intoxication by alcohol. Another serious side effect associated with the benzodiazepines is their potential to be addictive.

         Behavioral studies have suggested that NPY can produce anxiety in rats by activating the Y2 receptor subtype, raising the prospect that a small molecule Y2 receptor antagonist may provide a novel treatment for anxiety devoid of the side effects commonly associated with currently available anxiolytics. Thus, the goal of this drug discovery program is to design compounds that selectively block the Y2 receptor subtype.

         The Company is seeking a partner with which to collaborate on this drug discovery program. There can be no assurance that the Company will be successful in consummating a collaborative arrangement with another company with respect to this program.

Galanin Program

         Galanin is a neurotransmitter which, like NPY, is a neuropeptide. Galanin is widely distributed in the gastrointestinal tract and the brain. Pharmacologic studies suggest the existence of multiple receptor subtypes for this neuropeptide. There are a number of possible therapeutic applications for drugs that modulate galanin receptors. These include the treatment of Alzheimer's disease, depression, pain and endocrine disorders. However, most of the research done to date with galanin has focused on its role in the control of food intake. Injection of galanin into the brain has been shown to produce an increase in food intake in satiated rats. As a result, galanin receptor antagonists might result in a reduction of food intake and may thus be useful in the treatment of obesity.

         To date, the Company has discovered and cloned genes that code for galanin receptor subtypes and has filed patent applications relating to these discoveries. At the present time, the Company is conducting a drug discovery program involving its receptor discoveries and is seeking a partner with which to collaborate on this program. There can be no assurance that the Company will be successful in consummating a collaborative arrangement with another company with respect to this program.

Collaborative and Licensing Arrangements

         The Company's business strategy is to leverage its resources by entering into collaborative and licensing arrangements with pharmaceutical companies. To date, the Company has entered into four collaborative arrangements pursuant to: the Research, Option and License Agreement dated as of January 25, 1991, as amended, with Lilly (the "Lilly Agreement"); the Research Collaboration and License Agreement dated as of November 30, 1993, as amended, with Merck (the "Merck Agreement"); the Research and License Agreement dated as of August 4, 1994, as amended (the "First Novartis Agreement"), and the Research and License Agreement dated as of May 31, 1996 (the "Second Novartis Agreement," and together with the First Novartis Agreement, the "Novartis Agreements"), each with Novartis; and the Collaborative Research Agreement dated as of February 5, 1996, with DuPont Merck (the "DuPont Merck Agreement," and together with the Lilly Agreement, the Merck Agreement and the Novartis Agreements, the "Collaborative Agreements"). While the Company evaluates on an ongoing basis potential collaborative and licensing arrangements with pharmaceutical companies, there can be no assurance that it will be able to enter into acceptable collaborative or licensing arrangements in the future or that any such arrangement, whether existing or future, will be successful. The following summarizes the Company's existing collaborative and licensing arrangements.

         Lilly Agreement

         In January 1991, the Company and Lilly entered into the Lilly Agreement to promote the discovery and development of serotonin receptor subtype-selective drugs for the treatment of serotonin-related disorders. The original term of the collaboration was four years, but was extended in January 1995 for an additional four-year period. In October 1996, the size of the collaboration was substantially increased.

         During the original term, Lilly provided the Company with an aggregate of approximately $9.3 million of funding to support a specified number of the Company's scientists who conducted research as part of the collaboration. During the second four-year period, Lilly was originally required to provide the Company with an aggregate of approximately $7.8 million to continue such research support. However, as a result of the October 1996 expansion, the aggregate amount of research support to be provided by Lilly during the second four-year period is expected to be approximately $13.2 million. All development, manufacturing, marketing and sales of drugs resulting from the collaboration will be conducted by Lilly.

         The Company is also entitled to receive from Lilly payments upon the achievement of certain drug development milestones and royalties on sales of all drugs developed through the use of the Company's technology. Such royalties will be payable in respect of sales in any country over the period commencing with the date of the first commercial sale of a drug and ending with the expiration of related patent rights in that country.

         Lilly paid the Company a one-time fee of $2.5 million for an exclusive worldwide license to use all but two of the Company's existing serotonin drug discovery systems for the development and commercialization of drugs that affect serotonergic transmission. The Company retains the unlimited right to use two of its existing serotonin drug discovery systems and a limited right to use all of its other serotonin drug discovery systems in furtherance of its collaboration with Lilly and for cross-reactivity screening in its and its other collaborators' non-serotonin drug discovery programs. As part of the collaboration, Lilly was also granted certain rights under several of the Company's patents and patent applications.

         In addition, in June 1991, Lilly purchased $2.5 million of equity in Synaptic pursuant to the terms of the Lilly Agreement, and in December 1995, Lilly purchased an additional $2.5 million of equity in Synaptic in its initial public offering pursuant to the terms of the 1995 extension. Lilly has since sold all of such shares.


         Merck Agreement

         In November 1993, the Company and Merck entered into the Merck Agreement pursuant to which they agreed to collaborate in the identification and development of alpha-1a antagonists, principally for the treatment of BPH. The initial term of the collaboration was three years. In October 1996, the term of the collaboration was extended for an additional one-year period.

         As part of the collaboration, Merck received an exclusive worldwide license to use the Company's alpha adrenergic drug discovery systems for the development and commercialization of alpha-1a antagonists, as well as an exclusive worldwide license under several of the Company's related patents and patent applications. The Company retained the right to use its alpha adrenergic technology for the development of alpha adrenergic and other agents that are not alpha-1a antagonists.

         In consideration for this license, Merck originally agreed to provide the Company with up to $20 million in research funding, license fees and milestone payments, as well as to pay the Company royalties on product sales. As part of the October 1996 extension, the Company agreed to continue to provide Merck research support and, in consideration for such support, Merck agreed to provide the Company with continued funding. The amount of research funding to be paid by Merck during such period is expected to be, at a minimum, approximately $1.1 million.

         Merck has the right to terminate the Merck Agreement at any time upon 90 days' prior written notice. In the event of any such termination, Merck will not be required to provide the Company with any research funding that has not come due prior to such termination or make certain other payments to the Company that have not come due prior to such termination.


         Novartis Agreements

         In August 1994, the Company and Ciba-Geigy, one of Novartis A.G.'s predecessors-in-interest, entered into the First Novartis Agreement pursuant to which they agreed to collaborate in the identification and development of neuropeptide Y drugs for the treatment of obesity and eating disorders, as well as cardiovascular disorders. In May 1996, the Company and Ciba-Geigy entered into the Second Novartis Agreement and an amendment to the First Novartis Agreement pursuant to which the term of the collaboration was extended by one year and the scope of the collaboration was expanded to provide for research on additional targets for the design of drugs for the treatment of obesity and eating disorders.

         The term of the collaboration under the two Novartis Agreements expires in August 1998, and may be extended by mutual agreement of the parties. During the term, Novartis is required to provide the Company with funding to support a specified number of the Company's scientists dedicated to work on the collaboration. In July 1995, Ciba-Geigy made a $1,000,000 payment to the Company for achieving a research milestone. Novartis is also required to make additional payments to the Company upon the achievement by Novartis of certain drug development milestones and, subject to certain limitations, to pay the Company royalties on the sale of drugs developed through the use of the Company's technology.

         In addition, at the commencement of the collaboration, Ciba-Geigy made a $7.5 million equity investment in the Company and in December 1995, as part of the Company's initial public offering, it made an additional $2.0 million equity investment in the Company. As of December 31, 1996, the 695,715 shares of Common Stock acquired by Ciba-Geigy as a result of these investments were held by Novartis Produkte A.G., a subsidiary of Novartis A.G. Such shares represented 9.1% of the outstanding shares of Common Stock of the Company as of such date.

         As part of the collaboration, Novartis has an exclusive worldwide license to use the Company's NPY receptor subtype drug discovery systems for the development and commercialization of NPY receptor subtype-selective drugs for the treatment of obesity and eating disorders, as well as cardiovascular disorders. Novartis also has an exclusive worldwide license to use any proprietary technology of the Company that relates to the subject matter of the Second Novartis Agreement to design drugs for the treatment of obesity and eating disorders. In addition, Novartis has certain rights under several of the Company's patents and patent applications. The Company retained the right to use its NPY receptor subtype drug discovery systems and other technology for all other therapeutic indications, although Novartis has a right of first negotiation in the event the Company determines to seek a collaborative partner or licensee for any such other indication.


         DuPont Merck Agreement

         In February 1996, the Company and DuPont Merck entered into the DuPont Merck Agreement pursuant to which the Company granted DuPont Merck a nonexclusive license to use certain of the Company's alpha adrenergic drug discovery systems for the development of alpha adrenergic subtype-selective drugs. Under the terms of the DuPont Merck Agreement, DuPont Merck will screen its chemical libraries for lead compounds that may subsequently be optimized by DuPont Merck or Synaptic for chosen therapeutic indications. The initial term of the license is two years.

         In the event DuPont Merck develops any drugs based upon the use of the Company's alpha adrenergic drug design technology, DuPont Merck will pay the Company drug development milestones and royalties on sales with respect to such drugs. In the event the Company optimizes and develops, independently or in collaboration with other pharmaceutical companies, compounds identified in the collaboration, it will pay DuPont Merck drug development milestones and royalties on sales with respect to such drugs.


Patents, Proprietary Technology and Trade Secrets

     Protection of the Company's proprietary technology is essential to the Company's business. The Company's policy is to seek, when appropriate, protection for its gene discoveries, compounds and other proprietary technology by filing patent applications in the United States and other countries. The Company has filed numerous patent applications covering its inventions both in the United States and in other countries. To date, the Company has been issued United States patents relating to the genes that code for the human serotonin 1D[alpha], serotonin 1D(beta), serotonin 1E, serotonin 1F, alpha-1a adrenergic, alpha-2b adrenergic, neuropeptide Y2, neuropeptide Y4 and neuropeptide Y5 receptor subtypes and related drug discovery systems, as well as a United States patent covering the rat serotonin 4a receptor subtype and related drug discovery system. These patents expire at various times from 2008 to 2014. In addition, claims under United States patent applications relating to the gene that codes for another receptor and related drug discovery systems have been allowed and additional patent applications relating to other gene discoveries and related drug discovery systems
                                                        19
are pending in the United States. Several corresponding patent applications have also been filed in other countries.

     In April 1995, the Company was issued its first functional use patent.This patent covers the use of alpha-1a selective compounds for the treatment of BPH. This patent expires in April 2012. Corresponding patent applications are on file in other countries.

         The Company has also filed patent applications in the United States and in other countries covering its neurotransmitter transporter discoveries. Whereas receptors are protein molecules which bind to and are activated by certain ligands, transporters are protein molecules which serve to terminate the action of certain ligands by carrying them back into the cells from which they are released. The Company recently received correspondence from the United States Patent and Trademark Office to the effect that claims under three United States patent applications covering four different transporters have been allowed. While the Company is no longer actively working on its transporter program, it is seeking to license its transporter technology to another company.

         Additional patent applications covering the Company's compound discoveries and other inventions have been filed in the United States and in other countries and the Company intends to file additional patent applications in the near future.

         The Company has granted certain rights under several of its patents and patent applications to Lilly, Merck, Novartis and DuPont Merck pursuant to the Collaborative Agreements.

         Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. No firm predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or in patents that may be issued to the Company in the future. Accordingly, no assurance can be given that the claims in such patents, either as initially allowed by the United States Patent and Trademark Office or any of its non-United States counterparts or as may be subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights, will be commercially valuable or will provide competitive advantages to the Company and its present or future collaborative partners or licensees. Further, there can be no assurance that patents will be granted with respect to any of the Company's pending patent applications or with respect to any patent applications filed by the Company in the future.

         The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have significantly expanded their gene discovery efforts in recent years and have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patents or patent applications or that it was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the Company's patents or patent applications, the Company might have to participate in litigation or interference proceedings declared by the United States Patent and Trademark Office or similar agencies in other countries to determine priority of invention. One of the Company's patent applications on file outside the United States is the subject of an opposition recently filed by a pharmaceutical company. In addition, the Company is seeking to provoke an interference by the United States Patent and Trademark Office between one of its patent applications and an issued patent of a third party. The potential consequences of this opposition proceeding and the anticipated interference proceeding are described in Part II below under the caption "Disclosure Regarding Forward Looking Statements."

         In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation or other proceedings could result in substantial costs to and diversion of resources by the Company and could have a material adverse impact on the Company. There can be no assurance that any of the Company's issued or licensed patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have an adverse effect on the Company's business.

         In addition to patent protection, the Company relies upon trade secrets, proprietary know-how and continuing technological advances to develop and maintain its competitive position. To maintain the confidentiality of its trade secrets and proprietary information, the Company requires its employees, consultants and collaborative partners to execute confidentiality agreements upon the commencement of their relationships with the Company. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while in the employ of the Company will be the exclusive property of the Company. There can be no assurance, however, that these agreements will not be breached, that the Company would have adequate remedies in the event of any such breach or that the Company's trade secrets or proprietary information will not otherwise become known or developed independently by others.

         In addition to the foregoing proprietary rights, the Company licenses certain technology owned by Stanford University and the University of California, jointly, and Columbia University. The Stanford University/University of California license is a worldwide perpetual non-exclusive license to use certain recombinant DNA technology that includes three issued United States patents. In consideration for such license, the Company pays an annual fee of $10,000 and will pay royalties (net of previously paid annual fees) on sales of drugs the manufacture, use or sale of which is covered by claims of the licensed patents. The Columbia University license is a worldwide non-exclusive license under certain patents and patent applications and under certain related information to manufacture, use, sell and sublicense drugs derived from the use of certain recombinant DNA technology. In consideration for such license, the Company has agreed to pay royalties on sales of drugs developed through the use of such technology. The term of the license extends until the expiration of the last to expire of the patent rights covered by the license.


Competition

         The biotechnology and pharmaceutical industries are intensely competitive. Many companies, including large, multinational biotechnology and pharmaceutical companies, are actively engaged in activities similar to those of the Company. Many of these companies may employ in such activities greater financial and other resources, including larger research and development staffs and more extensive marketing and manufacturing organizations, than the Company or its collaborative partners. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which the Company is working.

         The Company also expects to encounter significant competition with respect to the drugs that it and its collaborative partners plan to develop. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sales of their drugs before their competitors may achieve a significant competitive advantage. In order to compete successfully, the Company's goal is to obtain patent protection for its gene discoveries and drug discovery systems and to make these systems available to pharmaceutical companies through collaborative and licensing arrangements for use in discovering drugs for major markets which have historically been difficult to address using the traditional approach to drug discovery. There can be no assurance, however, that the Company will obtain patents covering its technology that protect it against competitors. Moreover, there can be no assurance that the Company's competitors will not succeed in developing technologies that circumvent the Company's technology or that such competitors will not succeed in developing technologies and drugs that are more effective than those developed by the Company and its collaborative partners or that would render technology or drugs of the Company and its collaborators less competitive or obsolete.


Government Regulation

         The development, manufacturing and marketing of drugs developed through the use of the Company's technology are subject to regulation by numerous governmental agencies in the United States and in other countries. The United States Food and Drug Administration (the "FDA") and similar agencies in other countries in which drugs developed through the use of the Company's technology may be tested and marketed (each of such Federal, state, local and other authorities and agencies, a "Regulatory Agency") impose mandatory procedures and standards for the conduct of certain preclinical testing and clinical trials and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug are likely to take a number of years and involve the expenditure of substantial resources.

         The steps required by the FDA before new drugs may be marketed in the United States include: (i) preclinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug (an "IND"); (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a new drug application (an "NDA"); and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

         In the United States, preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as part of the IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the commencement of human clinical trials.

         Clinical trials, which involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the

FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (the "IRB") at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety (adverse effects), dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

         Phase II clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

         Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all physician labeling. The results of the research and product development, manufacturing, preclinical testing, clinical trials and related information are submitted to the FDA in the form of an NDA for approval of the marketing and shipment of the drug.

         Timetables for the various phases of clinical trials and NDA approval cannot be predicted with any certainty. The Company, its collaborative partners or the FDA may suspend clinical trials at any time if it is believed that individuals participating in such trials are being exposed to unacceptable health risks. Even assuming that clinical trials are completed and that an NDA is submitted to the FDA, there can be no assurance that the NDA will be reviewed by the FDA in a timely manner or that once reviewed, the NDA will be approved. The approval process is affected by a number of factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information with respect to the investigational drug. Even if initial FDA approval is obtained, further studies, including post-market studies, may be required in order to provide additional data on safety and will be required in order to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. The FDA will also require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, an NDA supplement may be required to be submitted to the FDA.

         There can be no assurance that the regulatory framework described above will not change or that additional regulations will not arise that may affect approval of or delay an IND or an NDA. Moreover, because the Company's present collaborative partners are, and it is expected that the Company's future collaborative partners will be, responsible for preclinical testing, clinical trials, regulatory approvals, manufacturing and commercialization of drugs, the ability to obtain and the timing of regulatory approvals are not within the control of the Company.

         Prior to the commencement of marketing a product in other countries, approval by the Regulatory Agencies in such countries is required, whether or not FDA approval has been obtained for such product. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than the time required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country has its own procedures and requirements.

         The Company is also subject to regulation under other Federal laws and regulation under state and local laws, including laws relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. Although the Company believes that its safety procedures for handling and disposing of radioactive compounds and other hazardous materials used in its research and development activities comply with the standards prescribed by Federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any such accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.


Employees

         As of March 3, 1997, the Company had 112 full-time employees, 40 of whom hold Ph.D. or M.D. degrees. Of the Company's full-time employees, approximately 96 are engaged directly in scientific research and 16 are engaged in general and administrative functions. The Company's scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, molecular pharmacology and medicinal, structural, combinatorial and computer-assisted chemistry.

         All employees have entered into agreements with the Company pursuant to which they are prohibited from disclosing to third parties the Company's proprietary information and assign to the Company all rights to inventions made by them during their employment with the Company.

         The Company's employees are not covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is good.


Item 2.  Properties

         The Company leases laboratory and office space in a facility at 215 College Road in Paramus, New Jersey. The total square footage currently leased by the Company is 41,274. The lease will expire on December 31, 1999. The Company is currently converting a portion of its previously underutilized space into research laboratories. The Company may renovate other portions of its currently underutilized space in 1997 for additional laboratories and offices. The Company believes that the space it currently leases is adequate to accommodate the anticipated administrative and research needs of the Company for the foreseeable future.


Item 3.  Legal Proceedings

         Other than as described in Item 1 above under the caption "Patents, Proprietary Technology and Trade Secrets," the Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Securityholders

         None.

                                     Part II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of Synaptic Pharmaceutical Corporation has traded on The Nasdaq Stock Market under the symbol SNAP since its initial public offering on December 13, 1995. As of March 3, 1997, there were approximately 900 holders of record of the Company's Common Stock. No dividends have been paid on the Common Stock to date, and the Company does not currently intend to declare or pay dividends for the foreseeable future.

         The following tables set forth the high and low last trade prices for the Common Stock as reported by The Nasdaq Stock Market for the period from December 13, 1995, through December 31, 1996.


                                       1996 Fiscal Year
                                       ----------------
                                     High              Low
                                     ----              ---

       1st Quarter 1996             20                12 1/2

       2nd Quarter 1996             17 3/4            12 1/4

       3rd Quarter 1996             14                 9 1/2

       4th Quarter 1996             13                10 1/2


                                       1995 Fiscal Year
                                       ----------------
                                     High              Low
                                     ----              ---

      Period December 13, 1995,
       through December 31, 1995    13 1/2            12 1/2



         Since January 1, 1994, the Company has sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         1. From January 1, 1994, through December 31, 1995, the Company issued and sold, pursuant to restricted stock purchase agreements under the Company's 1988 Amended and Restated Incentive Plan (the "1988 Incentive Plan"), 23,115 shares of Common Stock to 25 officers, employees, consultants and former employees and consultants of the Company. The aggregate purchase price of such shares was $42,401 in cash. Since December 31, 1995, there have not been any additional sales of Common Stock pursuant to restricted stock purchase agreements under the 1988 Incentive Plan. All of these sales were effected in reliance upon the exemption from the registration requirements provided by Rule 701 under the Securities Act for offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation.

         2. From January 1, 1994, through December 31, 1996, the Company issued and sold 11,350 shares of Common Stock pursuant to the exercise of options granted under the 1988 Incentive Plan. Such shares were sold to an officer and two former employees of the Company. The aggregate purchase price of such shares was $20,001 in cash. All of these sales were effected in reliance upon the exemption from the registration requirements provided by Rule 701 under the
Securities Act for offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation.

         3. Pursuant to a placement agency agreement relating to a preferred stock financing in January 1993, the Company issued and sold warrants (the "Warrants") to Oppenheimer & Co., Inc. ("Oppenheimer") and Prudential Securities Incorporated ("Prudential") for an aggregate purchase price of $3,849.15 in cash. The Warrants entitle the holders thereof to purchase at any time before January 19, 1998, an aggregate of 192,458 shares of Common Stock at a price per share of $9.50, or $1,828,351 in the aggregate. In May 1996, Prudential exercised all of its Warrants and purchased an aggregate of 48,114 shares of Common Stock for an aggregate purchase price of $457,088. This transaction was effected in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act on the basis that such transaction did not involve any public offering. Warrants to purchase 144,344 shares of Common Stock remain outstanding and exercisable by the holders thereof.

         4. In January 1995, the Company issued and sold 39,483 shares of Common Stock to 18 of its investors pursuant to their exercise of warrants. The aggregate purchase price for such shares was $224,451. These sales were effected in reliance upon the exemption from the registration requirements provided by
Section 4(2) of the Securities Act on the basis that such sales did not involve any public offering.

         5. The Company issued and sold an aggregate of 1,071,429 shares of Series 4 Convertible Preferred Stock, $.01 par value, to Ciba-Geigy in August 1994. The aggregate purchase price of such shares was approximately $7,500,000 in cash. This sale was effected in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act on the basis that such sale did not involve any public offering. Such shares automatically converted into 535,715 shares of Common Stock upon completion of the Company's initial public offering in December 1995. This transaction was effected in reliance upon the exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act.

         6. Upon completion of the Company's initial public offering in December 1995, shares of convertible redeemable preferred stock issued and sold by the Company in private placements during the period from 1988 through 1993 automatically converted into 4,392,667 shares of Common Stock. Immediately following such conversion, the shares of Common Stock were held by 92 investors. This transaction was effected in reliance upon the exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act.

         Except as set forth above, the Company has not made any sales of its securities, other than sales that were registered under the Securities Act.

         There were no underwriters employed in connection with any of the transactions set forth above.

Item 6.           Selected Financial Data


         The following table presents selected information relating to the financial condition and results of operations of the Company for the past five years. The following data should be read in conjunction with the Company's financial statements.


                     1996         1995         1994         1993         1992
                     ----         ----         ----         ----         ----

Total revenues   $9,480,688     $7,977,491 $ 5,043,124 $ 8,794,288 $  3,605,821

Total expenses   14,319,205   12,078,666   11,220,998   10,752,893    8,540,939

Other income,
 net              2,205,462      733,824      651,153      408,604      362,051

Net loss         (2,633,055)  (3,367,351)  (5,526,721)  (1,550,001)  (4,573,067)

Net loss per
 share                (0.35)       (4.76)          --           --           --

Supplementary
 net loss per
 share *                 --        (0.62)          --           --           --

Total assets     40,354,594   40,912,743   20,023,727   19,754,082    5,988,476

Long term debt           --      106,472      258,754      383,427      496,085
Convertible
 redeemable
 preferred stock         --           --   36,199,096   28,905,739   14,869,988

Accumulated
 deficit        (23,969,520) (21,336,465) (17,969,114) (12,442,393) (10,892,392)

Shareholders'
  equity
 (deficiency)    39,040,361   38,669,187  (17,591,851) (11,929,253) (10,571,012)



*Computed on the basis described in Note 1 of the Notes to Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." It is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. The Company is engaged in collaborations with four pharmaceutical companies: Eli Lilly and Company, Merck and Co., Inc., Novartis Pharma A.G. and The Dupont Merck Pharmaceutical Company. Since inception, the Company has financed its operations primarily through the sale of stock and through funds provided by its collaborative partners Lilly, Merck and Novartis under collaborative agreements.

         Under its collaborative agreements, the Company may receive one or two types of revenue from its collaborative partners: contract revenue and license revenue. Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the agreement to which it relates and is based upon predetermined funding requirements. Research milestone payment revenue is recognized when the related research milestone is achieved. License revenue represents non-refundable payments for licenses to the Company's technology and drug discovery systems. Non-refundable payments for licenses are recognized at such time as they are received or, if earlier, become guaranteed. In addition to contract revenue, if a drug is developed as a result of any of the collaborative agreements between the Company and its collaborative partners, the Company is entitled to receive royalty payments based upon the sale of such drugs.

         The Company also receives revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $23,969,520 at December 31, 1996. The Company expects to continue to incur operating losses for a significant number of years and may not become profitable, if at all, until it begins to receive royalty revenue. To date, the Company has not received any royalty revenue and does not expect to receive such revenue for a significant number of years, if at all.


Results of Operations

         Comparison of Fiscal Years Ended December 31, 1996, 1995 and 1994

         Revenues. The Company recognized revenue of $9,480,688, $7,977,491 and $5,043,124 for the fiscal years of 1996, 1995 and 1994, respectively. The increase of $1,503,197 from 1995 to 1996 was attributable primarily to the recognition of $2,000,000 of license revenue from one of the Company's collaborative partners in 1996 and an increase of approximately $231,000 of grant revenue over the comparable period in 1995, both of which were partially offset by a decrease in contract revenue of approximately $728,000. This decrease in contract revenue was attributable to the receipt in 1995 of a one-time $1,000,000 payment from one of the Company's collaborative partners for the achievement of a specific scientific milestone that was partially offset by increases in 1996 in the rates charged to the Company's collaborative partners per full time equivalent scientist.

         The increase of $2,934,367 from 1994 to 1995 was attributable primarily to an increase in contract revenue of $2,907,367. The increase in contract revenue was primarily due to the recognition of five months of research funding from Novartis in 1994 as compared to twelve months of such funding in 1995 as well as the receipt of a $1,000,000 payment from one of the Company's collaborators for the achievement of a specific scientific milestone. Grant revenue increased from $280,000 in 1994 to $307,000 in 1995.

         Research and Development Expenses. The Company incurred research and development expenses of $11,336,756, $9,863,769 and $9,308,917 for the fiscal years of 1996, 1995 and 1994, respectively. The increase of $1,472,987 in research and development expenses from 1995 to 1996 was attributable primarily to: an increase of approximately $656,000 in compensation expense resulting from an increase in average headcount year-to-year, annual salary and bonus increases and an associated increase in fringe benefit expense, as well as an increase in amortization of deferred compensation; an increase in approximately $482,000 in research supply costs; an increase of approximately $112,000 in research equipment costs related to research funded by government grants; approximately $92,000 in increased depreciation expense; and an increase of approximately $53,000 in software license fees.

         The increase of $554,852 in research and development expenses from 1994 to 1995 was attributable primarily to: an increase of approximately $340,000 resulting from an increase in average headcount year-to-year as well as annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of approximately $290,000 in research supply cost; and an increase of approximately $112,000 related to depreciation of fixed assets as well as amortization of patents, all of which were partially offset by a decrease of approximately $186,000 due to the assumption by one of the Company's collaborative partners in 1995 of certain preclinical testing activities.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $2,982,449, $2,214,897 and $1,912,081 for the fiscal years of 1996, 1995 and 1994, respectively. The increase of $767,552 in general and administrative expenses from 1995 to 1996 was attributable primarily to: an increase of approximately $292,000 in expenses associated with being a public company; an increase of approximately $193,000 in compensation expense resulting from an increase in average headcount and annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of approximately $171,000 in patent and patent related costs; and an increase of approximately $64,000 in certain supply and computer related expenses.

         The increase of $302,816 in general and administrative expenses from 1994 to 1995 was attributable primarily to: an increase of approximately $161,000 in rent expense resulting from the full year cost of an additional 12,800 square feet of space which was leased in August 1994; and an increase of approximately $139,000 in compensation expense resulting from an average headcount increase as well as annual salary and bonus increases and an associated increase in fringe benefit expense.

         Other Income, Net. The Company received other income, net of interest expense, of $2,205,462, $733,824 and $651,153 for the fiscal years of 1996, 1995 and 1994, respectively. The increases of $1,471,638 from 1995 to 1996 and of $82,671 from 1994 to 1995 in other income, net of interest expense, were primarily attributable to an increase in interest income as a result of an increase in the average cash, cash equivalent and marketable security balances maintained during the three years.

         Net Loss. The net loss incurred by the Company was $2,633,055, $3,367,351 and $5,526,721 for the fiscal years of 1996, 1995 and 1994, respectively. The decrease of $734,296 in net loss from 1995 to 1996 was attributable primarily to: the increase in revenue and other income, offset by higher research and development and general and administrative expenses.

         The decrease of $2,159,370 in net loss from 1994 to 1995 was attributable primarily to: the increase in revenue and other income, offset by higher research and development and general and administrative expenses.

         Net Loss Per Share and Supplementary Net Loss Per Share. The net loss per share incurred by the Company was $0.35 and $4.76 for the fiscal years of 1996 and 1995, respectively. The supplementary net loss per share, as computed as described in Note 1 of Notes to Financial Statements, was $0.62 for 1995. The decrease of $0.27 per share ($0.35 vs. $0.62) was primarily attributable to: the decrease in net loss from 1995 to 1996, as well as an increase in the number of shares used to calculate per share loss from 1995 to 1996.

         Operating Trends. It is expected that research funding from existing collaborations will increase from approximately $6,900,000 in 1996 to $9,000,000 in 1997 and then decrease to $6,700,000 in 1998. It is also expected that operating expenses will increase in order to further support existing collaborations and internal research efforts. Operating expenses are expected to continue to grow, at a minimum, consistent with historical trends. Patent related expenditures are expected to grow at a rate that is faster than the historical operating expense growth rate.

         Other income, net is expected to decline in 1997 and 1998 as existing funds are utilized to support the Company's operations.

         Property and equipment costs are expected to continue to increase as the Company's currently underutilized space is converted into laboratory space.

         The Company does not believe that inflation has had a material impact on its results of operations.


Liquidity and Capital Resources

         At December 31, 1996 and 1995, cash, cash equivalents and marketable securities aggregated $34,684,282 and $36,017,666 respectively. The decrease of $1,333,384 in 1996 was attributable primarily to the net loss for the year of approximately $2,633,000, the purchase of capital equipment of approximately $1,106,000 and patent costs of approximately $518,000, all of which were partially offset by the Company's receipt of funds in the aggregate amount of approximately $3,000,000 from the sale of common stock pursuant to the exercise by the underwriters of the Company's initial public offering in January 1996 of their overallotment option, the exercise by an investment banking firm of certain warrants relating to a prior private placement, and the exercise of certain stock options under the Company's 1988 Incentive Plan.

         To date, the Company has met its cash requirements through the sale of its stock, through licensing fees, research funding and milestone payments received under the Collaborative Agreements, through SBIR grants and through interest earned on its investments. As of December 31, 1996, the Company had received: approximately $62,000,000 from the sale of its stock; approximately $38,000,000 in licensing fees, research funding and milestone payments under the Collaborative Agreements; approximately $2,600,000 in SBIR grants; and approximately $4,700,000 in other income, net. To date, the portion of these funds that has been expended by the Company has been used principally to fund research and development, purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

         At  December  31,  1996,  the Company  was  involved  in  collaborative arrangements with Lilly, Merck, Novartis and Dupont Merck. Lilly, Merck and Novartis are expected to provide research funding to the Company during 1997 and Lilly and Novartis are expected to provide funding to the Company during 1998. The aggregate amount of research funding under these arrangements which the Company expects to receive during 1997 and 1998 is approximately $9,000,000 and $6,700,000, respectively. In February 1996, the Company entered into a collaborative arrangement with DuPont Merck. The Company does not anticipate any funding from this arrangement during 1997 or 1998. Research funding under the Lilly Agreement is scheduled to expire on December 31, 1998. Research funding under the Merck Agreement is scheduled to expire on November 30, 1997, but Merck has the right to terminate the collaboration earlier by terminating the Merck Agreement upon 90 days' prior written notice. Except in the case of any such termination, Merck is obligated to make payments to Synaptic for its research support through November 30, 1997. Under the Novartis Agreements, Novartis is obligated to provide Synaptic with research funding through August 3, 1998.

         At December 31, 1996, the Company had invested an aggregate of $5,559,321 in property and equipment. Included within the $5,559,321 is $658,077 of equipment under capital leases. The net present value of obligations under capital leases at December 31,1996, was $106,472. This amount is secured by investment securities of the Company which are, to the extent of the $112,000, recorded in the balance sheet as "Restricted Securities." The last of these lease agreements will expire on December 5, 1997. At December 31, 1996, the Company had committed approximately $1,800,000 to provide for increased capacity in the Company's assay systems, certain improvements in data base management and the construction and equipping of a laboratory related to the expansion in the Lilly collaboration. During 1997, it is likely that the Company will commit additional resources for the construction and equipping of additional laboratory space.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 1999. The minimum annual payment under the lease is $691,000. A standby letter of credit for $580,000 has been issued to the Company's landlord as a security deposit and is secured by investment securities of the Company which are, to the extent of $600,000, recorded in the balance sheet as "Restricted Securities." This standby letter of credit must be renewed annually during the life of the lease.

         At December 31, 1996, the Company had approximately $34,684,282 in cash, cash equivalents and marketable securities. The Company intends to utilize these funds primarily to conduct its current and future research programs and to make leasehold improvements to its facilities beyond the level which existed on December 31, 1996. It is anticipated that the Company will continue to incur significant operating losses for a number of years and will require the use of cash to finance its capital programs. The Company believes that its cash on hand, together with the funds that it expects to receive from its collaborative partners, interest income and funds received under SBIR grants, will be sufficient to fund an increased operating expense level and an increased level of capital spending through June 30, 1999.


Disclosure Regarding Forward Looking Statements

         This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include, but are not limited to, those relating to future cash and spending plans, amounts of future research funding, patent-related plans, additional drug discovery programs, the effectiveness, efficacy, or other results of any of the Company's technology or drugs, any other statements regarding future growth, future cash needs, future operations, business plans and financial results, and any other statements which are not historical facts. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to those described below, as well as other factors detailed elsewhere in this Report ("Cautionary Statements"). Such Cautionary Statements qualify the forward looking statements included in this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

         Absence of Developed Products; Early Stage of Product Development. The Company was founded in January 1987, has not completed development of any drugs and does not expect that any drugs resulting from its and its collaborative partners' research and development efforts will be commercially available for a significant number of years, if at all. Since inception, the Company has focused its activities on the discovery and cloning of receptor genes and the use of such genes as tools in the design of precisely targeted compounds for a broad range of therapeutic applications. All compounds discovered by the Company and its collaborative partners will require extensive preclinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive preclinical and clinical testing required to establish safety and efficacy will take several years, and the time required to commercialize new drugs cannot be predicted with accuracy. There can be no assurance that the Company's approach to drug discovery, or the efforts of Lilly, Merck, Novartis or DuPont Merck or any future collaborative partner or licensee of the Company, will result in the development of any drugs, or that drugs, if successfully developed, will be proven to be safe and effective in clinical trials, meet applicable regulatory standards, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse effects or inadequate therapeutic efficacy would slow or prevent product development efforts of the Company or its collaborative partners and have a material adverse effect on the Company's operations.


         Dependence on Collaborative Partners for Development, Regulatory Approvals, Manufacturing, Marketing and Other Resources. The Company's business strategy is to leverage its resources by entering into collaborative and licensing agreements with pharmaceutical companies. Under the Collaborative Agreements, the Company's collaborative partners are generally responsible for preclinical testing and clinical trials of compounds developed through the use of the Company's technology, regulatory approvals thereof and the manufacturing and commercialization of resulting drugs. As a result, the Company's receipt of revenues (whether in the form of continued research funding, drug development milestones or royalties on sales) under the Collaborative Agreements is dependent upon the activities and the development, manufacturing and marketing resources of its collaborative partners. The amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company is not within the Company's control. Moreover, there can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners, that some of the Company's collaborative partners will not develop independently or with third parties drugs that could compete with drugs of the types covered by the collaborations, or that disagreements over rights or technology or other proprietary interests will not occur.

         The Company is dependent on its collaborative partners to fund a substantial portion of its activities over the next couple of years. Merck can terminate the Merck Agreement at any time upon 90 days' prior written notice. If any of the Company's collaborative partners terminates or breaches its agreement with the Company, or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable Collaborative Agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected. Further, there can be no assurance that the Company's collaborations with Lilly, Merck, Novartis and DuPont Merck will be successful. Nor can there be any assurance that the Company will be able to enter into acceptable collaborative or licensing arrangements with other pharmaceutical companies in the future, or that, if negotiated, such arrangements would be successful.

         Future Capital Needs; Uncertainty of Additional Funding. The operation of the Company's business will require substantial capital resources. No assurance can be given that its existing capital resources, together with future interest income and payments due under the Collaborative Agreements, will be sufficient. Moreover, there can be no assurance that the Company will receive the expected level of funding under the Collaborative Agreements. The Company expects that it will, in the future, seek to raise additional funding from other sources, including other collaborative partners and licensees, and through public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangement could result in limitations on the Company's ability to control the research and development of potential drugs and the commercialization of resulting drugs, if any, as well as its profits therefrom. Any such equity financing could result in dilution to the Company's then existing stockholders. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its receptor or drug discovery programs.

         History of Operating Losses and Accumulated Deficit. The Company has incurred net losses every year since its inception in January 1987. At December 31, 1996, the Company's accumulated deficit was $23,969,520. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur substantial operating losses. The only revenues generated by the Company to date have resulted from payments under the Collaborative Agreements, interest income and funds from government grants. The Company's revenues, expenses and losses may fluctuate from quarter to quarter and year to year. Research payments under the Lilly Agreement, the Merck Agreement and the Novartis Agreements are scheduled to expire in December 1998, November 1997 and August 1998, respectively, unless the research programs under such agreements are extended by mutual agreement of the Company and Lilly, Merck or Novartis. The Company does not receive research payments under the DuPont Merck Agreement. The Company does not expect to achieve revenues or royalties from sales of drugs for a significant number of years, if at all. The Company will not achieve revenues or royalties from drug sales unless it or one of its collaborative partners successfully completes clinical trials with respect to a drug candidate, obtains regulatory approvals for that drug candidate and commercializes the resulting drug. Failure to achieve significant revenue or profitable operations could impair the Company's ability to sustain operations and there can be no assurance that the Company will ever achieve significant revenues or profitable operations.

         Company's Dependence on Proprietary Technology and Unpredictability of Patent Protection. The Company's success depends, in part, on its ability to establish, protect and enforce its proprietary rights relating to its technology. The Company files patent applications in the United States and in other countries in order to protect its gene discoveries, compound discoveries and other inventions. However, the patent position of biotechnology and pharmaceutical companies is highly uncertain and involves many complex legal and technical issues. There can be no assurance that patents will be granted with respect to any of the Company's patent applications currently pending in the United States or in other countries, or with respect to applications filed by the Company in the future.

         Also, there can be no assurance that the Company's patent applications will not be challenged by way of interference proceedings or opposed by third parties or that the Company will not be required to participate in interference proceedings or oppose the patents or patent applications of third parties in order to protect its rights. Interference proceedings and oppositions can be expensive to prosecute and defend. One of the Company's patent applications on file outside the United States is the subject of an opposition filed by a pharmaceutical company. In addition, the Company is seeking to provoke an interference by the United States Patent and Trademark Office between one of its patent applications and an issued patent of a third party. There can be no assurance that the outcome of the pending opposition proceeding and the anticipated interference proceeding will be favorable to the Company. In the event that the outcome of the opposition proceeding were unfavorable to the Company, the Company would not be issued the patent in the country in which the proceeding is taking place and would not be able to prevent third parties from practicing the subject matter of the opposed application in that country. Moreover, the opponent may seek to file similar oppositions in other countries. In the event that the outcome of the interference proceeding were unfavorable to the Company, the Company might not be able to practice the subject matter of the relevant patent application in the United States. Even if the eventual outcome of the pending opposition proceeding and the anticipated interference proceeding were favorable to the Company, the Company's participation in them could result in substantial cost to the Company.

         There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded thereunder. There can be no assurance that claims in the Company's patents, either as initially allowed by the United States Patent and Trademark Office or any of its non-United States counterparts or as subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights. Further, no assurance can be given that patents issued to the Company will not be infringed, challenged, invalidated or circumvented by others, or that the rights granted thereunder will provide competitive advantages to the Company. The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have significantly expanded their gene discovery efforts in recent years and have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patents or patent applications or that it was the first to file patent applications for such inventions. If an issue regarding priority of inventions were to arise with respect to any of the Company's patents or patent applications, the Company might have to participate in litigation or interference proceedings declared by the United States Patent and Trademark Office or similar agencies in other countries to determine priority of invention. Litigation to establish the validity of patents, to defend against patent infringement claims and to assert infringement claims against others can be expensive and time-consuming, even if the outcome is favorable to the Company. If the outcome of patent prosecution or litigation is not favorable to the Company, the Company could be adversely affected.

         In addition to patent protection, the Company relies on trade secrets, proprietary know-how and technological advances which it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

         The commercial success of the Company also depends on the Company's ability to operate without infringing patents and proprietary rights of third parties. The Company is aware of a large number of patents and patent applications of third parties that contain claims to genes that code for G protein-coupled receptors and/or compounds that interact with G protein-coupled receptors. Patents issued to others may preclude the Company from using or licensing its technology or may preclude the Company or its collaborative partners from commercializing drugs developed with the use of the Company's technology. The Company has acquired licenses to use certain technologies covered by patents owned by Stanford University and the University of California, jointly, and Columbia University and may be required to obtain additional licenses to patents or other proprietary rights of other parties in order to pursue its own technologies. No assurance can be given that any such additional licenses would be made available on terms acceptable to the Company, if at all. The failure to obtain such licenses could result in delays in the Company's or its collaborative partners' activities, including the development, manufacture or sale of drugs requiring such licenses, or preclude such development, manufacture or sale.

         Risk of Technological Obsolescence and Highly Competitive Industry. The Company operates in a field in which new developments occur and are expected to continue to occur at a rapid pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions and others is intense and is expected to increase. Many of the Company's competitors have substantially greater financial, technical and personnel resources than the Company. Although the Company believes that many elements of human receptor-targeted drug design technology and the manner in which the Company has integrated these elements are proprietary to the Company, one or more of such elements are currently employed by several other pharmaceutical and biotechnology companies in their drug discovery efforts. Moreover, although the Company believes that it has identified new and distinct approaches to drug discovery, there are other companies with drug discovery programs at least some of the objectives of which are the same as or similar to those of the Company. The Company is aware of many pharmaceutical and biotechnology companies that are engaged in efforts to develop compounds that interact with G protein-coupled receptors subtypes, including receptor subtypes with which the Company is working. There can be no assurance that competitors of the Company will not develop competing technologies or drugs that are more effective than those developed by the Company and its collaborative partners or obtain regulatory approvals of their drugs more rapidly than the Company and its collaborative partners, thereby rendering the Company's and its collaborative partners' technologies and drugs obsolete or noncompetitive. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its collaborative partners' ability to use the Company's technology or commercialize its or their drugs.

         Stringent Government Regulation and Need for Product Approvals. The preclinical testing and clinical trials of compounds developed through the use of the Company's technology and the manufacturing and marketing of any drugs resulting therefrom are subject to regulation by numerous Federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar Regulatory Agencies in other countries in which drugs developed through the use of the Company's technology may be tested and marketed. Any compound developed by the Company or its collaborative partners must receive Regulatory Agency approval before it may be marketed as a drug in a particular country. The regulatory process, which includes preclinical testing and clinical trials of each compound in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent Regulatory Agency approval. In addition, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of drug development and/or the period of review of any application for Regulatory Agency approval for a compound. Delays in obtaining Regulatory Agency approvals could adversely affect the marketing of any drugs developed by the Company or its collaborative partners, impose costly procedures upon the Company's and its collaborative partners' activities, diminish any competitive advantages that the Company or its collaborative partners may attain and adversely affect the Company's ability to receive royalties. There can be no assurance that, even after such time and expenditures, Regulatory Agency approvals will be obtained for any compounds developed by or in collaboration with the Company. Moreover, even if Regulatory Agency approval for a compound is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Further, approved drugs and their manufacturers are subject to continual review, and discovery of previously unknown problems with a drug or its manufacturer may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. Regulatory Agency approval of prices is required in many countries and may be required for the marketing of any drug developed by the Company or its collaborative partners.

         Dependence on Key Personnel. The Company is highly dependent on its management and scientific staff. Loss of the services of any key individual could have an adverse effect on the Company. The Company believes that its future success will depend, in part, on its ability to attract and retain highly talented managerial and scientific personnel and consultants. The Company faces intense competition for such personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. There can be no assurance that it will be able to attract and retain the personnel it requires on acceptable terms.

Item 8.           Financial Statements



                       SYNAPTIC PHARMACEUTICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS





                                                                           Page
                                                                           ----

Report of Independent Auditors..............................................38

Balance Sheets at December 31, 1996 and 1995................................39

Statements of Operations for the years ended December 31,
  1996, 1995 and 1994.......................................................40

Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994....................................41

Statements of Cash Flows for the years ended December 31,
  1996, 1995 and 1994.......................................................43

Notes to Financial Statements...............................................44

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
SYNAPTIC PHARMACEUTICAL CORPORATION

         We have audited the accompanying balance sheets of Synaptic Pharmaceutical Corporation as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synaptic Pharmaceutical Corporation at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





                                                      ERNST & YOUNG LLP

Hackensack, New Jersey
February 18, 1997

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS



December 31, 1996 and 1995

Assets                                                1996          1995
------                                                ----          ----

Current assets:
Cash and cash equivalents                       $  4,588,731  $ 27,680,969
Marketable securities--current maturities         21,418,869     7,932,322
Revenue receivable under license agreement           191,666       129,208
Restricted securities                                712,000       770,000
Other current assets                                 457,915       351,296
                                                  ----------    ----------
   Total current assets                           27,369,181    36,863,795

Property and equipment, net                        2,664,129     2,232,418
Marketable securities                              8,676,682       404,375
Patent and patent application costs,
net of accumulated amortization
(1996--$729,798; 1995--$443,986)                   1,644,602     1,412,155
                                                 -----------  ------------
                                                 $40,354,594  $ 40,912,743
                                                 ===========  ============


Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
Current portion of capital lease obligations    $    106,472  $   152,282
Accounts payable                                     638,751      196,750
Accrued liabilities                                  189,010      660,481
Accrued compensation                                 380,000      306,851
Unearned revenue under research agreements                --      820,720
                                                   ---------   ----------
   Total current liabilities                       1,314,233    2,137,084

Capital lease obligations, less current portion           --      106,472
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $.01 par value;
authorized--1,000,000 shares in
1996 and 1995                                             --           --
Common Stock, $.01 par value; authorized--
25,000,000 shares in 1996 and 1995; issued--
7,633,543 shares in 1996 and 7,326,368 shares
in 1995; outstanding--7,633,543 shares in
1996 and 7,325,493 shares in 1995                     76,335       73,264
Additional paid-in capital                        63,231,188   59,952,735
Net unrealized gains (losses) on securities           (1,162)     196,384
Deferred compensation                               (296,480)    (208,952)
Note receivable from stockholder                          --       (6,134)
Accumulated deficit                              (23,969,520) (21,336,465)
                                                 -----------  -----------
                                                  39,040,361   38,670,832
Less: Treasury stock, at cost                             --       (1,645)
                                                  ---------   -----------
Total stockholders' equity                        39,040,361   38,669,187
                                                  ----------   ----------
                                                 $40,354,594  $40,912,743
                                                 ===========  ===========

                   See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS





For the Years Ended December 31, 1996, 1995 and 1994


                                  1996           1995            1994
                                  ----           ----            ----
REVENUES:
Contract revenue            $ 6,942,928     $ 7,670,491    $ 4,763,124
License revenue               2,000,000              --             --
Grant revenue                   537,760         307,000        280,000
                            -----------     -----------      ---------
Total revenues                9,480,688       7,977,491      5,043,124

EXPENSES:
Research and development     11,336,756       9,863,769      9,308,917
General and administrative    2,982,449       2,214,897      1,912,081
                            -----------     -----------    -----------
Total expenses               14,319,205      12,078,666     11,220,998
                            -----------     -----------    -----------
Loss from operations         (4,838,517)     (4,101,175)    (6,177,874)

OTHER INCOME, NET:
Interest income               2,012,847         748,395        692,985
Interest expense                (19,545)        (32,975)       (45,223)
Gain on sale of securities      212,160          18,404          3,391
                            -----------     -----------    -----------
Other income, net             2,205,462         733,824        651,153
                            -----------     -----------    -----------
NET LOSS                    $(2,633,055)    $(3,367,351)   $(5,526,721)
                            ===========     ===========    ===========

NET LOSS PER SHARE               $(0.35)        $(4.76)
                                 ======         ======

Shares used in computation
of net loss per share         7,577,610         707,094
                              =========         =======





                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                  Net
                                                               Unrealized              Notes                             Total
                                                                 Gains              Receivable                           Stock-
                                                    Additional  (Losses)   Deferred   From         Accumu-               holders'
                                   Common Stock      Paid-In      on        Compen-   Stock-        lated     Treasury    Equity
                                 Shares   Amount     Capital   Securities    sation   holders      Deficit     Stock   (Deficiency)
                                 ------   ------     -------   ----------    ------   -------      -------     -----   ------------
Balance at January 1, 1994       329,181  $ 3,292 $   624,864  $ 55,370   $(151,448) $(16,993) $ (12,442,393) $(1,945) $(11,929,253)
Purchase of 848 shares
 of Treasury Stock at cost            --       --          --        --          --        --            --      (705)         (705)
Payments received on notes
 receivable from stockholders         --       --          --        --          --     5,207            --        --         5,207
Deferred Compensation related
 to Stock Incentive Plan              --       --      14,955        --     (14,955)       --            --        --            --
Forfeiture of Deferred
 Compensation related to
 Stock Incentive Plan                 --       --        (607)       --         607        --            --        --            --
Amortization of Deferred
 Compensation                         --       --          --        --      60,554        --            --        --        60,554
Issuance of 3,293 shares
 of Treasury Stock                    --       --       3,725        --          --        --            --     2,070         5,795
Issuance of 11,012 shares
 of common stock                  11,012      110      19,272        --          --        --            --        --        19,382
Adjustment to reflect net
 unrealized holding loss on
 securities                           --       --          --  (226,110)         --        --            --        --      (226,110)
Net loss for the year ended
 December 31, 1994                    --       --          --        --          --        --    (5,526,721)       --    (5,526,721)
                                 ------   ------     -------   ----------    ------   -------      -------     -----    ------------
Balance at December 31, 1994     340,193    3,402     662,209  (170,740)   (105,242)  (11,786)  (17,969,114)     (580)  (17,591,851)
Purchase of 1,893 shares of
 Treasury Stock at cost               --       --          --        --          --        --            --    (3,449)       (3,449)
Payments received on notes
 receivable from stockholders         --       --          --        --          --     5,652            --        --         5,652
Deferred Compensation related
 to Stock Incentive Plan              --       --     190,674        --    (190,674)       --            --        --            --
Forfeiture of Deferred
 Compensation related to
 Stock Incentive Plan                 --       --      (1,075)       --       1,075        --            --        --            --
Amortization of Deferred
 Compensation                         --       --          --        --      85,889        --            --        --        85,889
Issuance of 1,646 shares
 of Treasury Stock                    --       --         736        --          --        --            --     2,384         3,120
Issuance of 57,769 shares of
 common stock to employees
 and consultants                  57,769      578     257,978        --          --        --            --        --       258,556
Issuance of 2,000,000 shares
 of common stock in initial
 public offering               2,000,000   20,000  22,692,401        --          --        --            --        --    22,712,401
Conversion of preferred stock  4,928,382   49,284  36,149,812        --          --        --            --        --    36,199,096
Adjustment to reflect net
 unrealized holding gain on
 securities                           --       --          --   367,124          --        --            --        --       367,124
Net loss for the year ended
 December 31, 1995                    --       --          --        --          --        --    (3,367,351)       --    (3,367,351)
Fractional shares issued in
 reverse stock split                  24       --          --        --          --        --            --        --            --
                                 ------   ------     -------   ----------    ------   -------      -------     -----    -----------
Balance at December 31, 1995   7,326,368  $73,264 $59,952,735  $196,384   $(208,952) $ (6,134) $(21,336,465)  $(1,645)  $38,669,187
                               =========  ======= ===========  ========   =========  ========  ============   =======   ===========





                   See notes to financial statements.

                              SYNAPTIC PHARMACEUTICAL CORPORATION



                                                                  Net
                                                               Unrealized              Notes                             Total
                                                                 Gains              Receivable                           Stock-
                                                    Additional  (Losses)   Deferred   From         Accumu-               holders'
                                   Common Stock      Paid-In      on        Compen-   Stock-        lated     Treasury    Equity
                                 Shares   Amount     Capital   Securities    sation   holders      Deficit     Stock   (Deficiency)
                                 ------   ------     -------   ----------    ------   -------      -------     -----   ------------
Balance at December 31, 1995   7,326,368  $73,264 $59,952,735  $196,384   $(208,952) $ (6,134) $(21,336,465)  $(1,645)  $38,669,187
Purchase of 1,190 shares of
 Treasury Stock at cost               --       --          --        --          --        --            --    (2,275)       (2,275)
Payments received on notes
 receivable from stockholders         --       --          --        --          --     6,134            --        --         6,134
Deferred Compensation related
 to Stock Incentive Plan              --       --     388,100        --    (388,100)       --            --        --            --
Forfeiture of Deferred
 Compensation related to
 Stock Incentive Plan                 --       --    (121,200)       --     121,200        --            --        --            --
Amortization of Deferred
 Compensation                         --       --          --        --     179,372        --            --        --       179,372
Issuance of 48,126, shares
 of Common Stock pursuant
 to exercise of stock options     46,061     460      80,952         --          --        --             --    3,920        85,332
Issuance of 48,114 shares of
 common stock pursuant to
 exercise of stock warants        48,114     481     456,606         --          --        --             --       --       457,087
Issuance of 213,000 shares
 of common stock pursuant to
 overallotment option            213,000   2,130   2,473,995          --         --      --               --       --     2,476,125
Adjustment to reflect net
 unrealized holding loss on
 securities                           --       --          --    (197,546)       --      --               --       --      (197,546)
Net loss for the year ended
 December 31, 1996                    --       --          --          --        --      --       (2,633,055)      --    (2,633,055)
                               ---------  ------- -----------  ----------  ---------  -------   ------------    -----  ------------
Balance at December 31, 1996   7,633,543  $76,335 $63,231,188  $   (1,162) $(296,480)  $ --     $(23,969,520)   $  --   $39,040,361
                               =========  ======= ===========  ==========  =========  ========  ============    =====  ============

                                        See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS


For the Years Ended December 31, 1996, 1995 and 1994

                                           1996          1995           1994
                                       -----------   -----------    ------------
OPERATING ACTIVITIES:
Net loss                               $(2,633,055)  $(3,367,351)   $(5,526,721)
 Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
 Depreciation and amortization             959,835       791,855        674,486
 Amortization of (discounts)/
  premiums on securities                  (157,759)       42,465         16,440
 Amortization of deferred
  compensation and other                   179,372        86,253         64,735
 Gain on sale of securities               (212,160)      (18,404)        (3,391)
 Changes in operating assets and
  liabilities:
(Increase) decrease in other assets       (106,619)      355,928       (453,850)
 Increase in accounts payable,
  accrued liabilities and
  accrued compensation                      43,679       131,027         60,619
(Increase) decrease in license
  agreement revenue receivable             (62,458)    1,903,876      1,695,093
(Decrease) increase in deferred
  revenue                                 (820,720)      820,720     (1,309,075)
                                       -----------   -----------    -----------
Net cash (used in) provided by
  operating activities                  (2,809,885)      746,369     (4,781,664)

INVESTING ACTIVITIES:
 Proceeds from sale or maturity
  of investments                        10,710,000     6,318,507     11,221,728
 Purchases of investments              (32,238,481)   (3,669,005)   (13,431,922)
 Purchases of property
  and equipment                         (1,105,734)     (529,035)      (416,792)
 Increase in patent and patent
  application costs                       (518,259)     (601,741)      (596,750)
 Issuance of loans to
  employee/stockholder                          --            --       (400,000)
 Principal payments made by
  employee/stockholders                         --           365        404,182
                                       -----------   -----------    -----------
Net cash (used in) provided by
  investing activities                 (23,152,474)    1,519,091     (3,219,554)

FINANCING ACTIVITIES:
 Issuance of common stock,
  net of repurchases                     3,016,269    22,970,628         24,472
 Issuance of Series 4
  Convertible Preferred Stock                   --            --      7,293,357
 Payments on capital lease                (152,282)     (124,673)      (112,658)
 Payments on notes receivable
  from stockholders                          6,134         5,652          5,207
                                       -----------   -----------    -----------
Net cash provided by
  financing activities                   2,870,121    22,851,607      7,210,378
                                       -----------   -----------    -----------
Net (decrease) increase in cash
  and cash equivalents                 (23,092,238)   25,117,067       (790,840)
 Cash and cash equivalents at
  beginning of period                   27,680,969     2,563,902      3,354,742
                                       -----------   -----------    -----------
Cash and cash equivalents at end
  of period                            $ 4,588,731   $27,680,969    $ 2,563,902
                                       ===========   ===========    ===========


 SUPPLEMENTAL CASH FLOW DISCLOSURE:

 Cash paid for interest                $   19,545    $   32,975     $    45,223
                                       ==========    ==========     ===========



                           See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


Note 1 -- Summary of Significant Accounting Policies

        Organization. Synaptic Pharmaceutical Corporation (the "Company") is engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology". The Company is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. The Company makes available this technology to its pharmaceutical partners through licensing and research agreements from which the Company derives the principal portion of its revenue.

        Net Loss Per Share. Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the offering price during the twelve-month period prior to the Company's initial public offering in December 1995 have been included in the calculation as if they were outstanding for periods prior to the initial public offering (using the treasury stock method and the initial public offering price). Additionally, the effect of common shares issued upon conversion of the convertible redeemable preferred stock on December 19, 1995 is included in net loss per share on a weighted average basis. Historical net loss per share information prior to 1995 is not considered meaningful due to the significant changes in the Company's capital structure which occurred upon the closing of the initial public offering. Accordingly, such per share information is not presented.

        Supplementary Net Loss Per Share. Except as noted below, 1995 supplementary net loss per share of $(0.62) is computed using the weighted average number of shares of common stock and convertible redeemable preferred stock amounting to 5,430,127. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented prior to the initial public offering (using the treasury stock method and the initial public offering price). Additionally, the effect of common shares issuable upon conversion of convertible redeemable preferred stock is included in supplementary net loss per share as outstanding for all of 1995.

        Revenue Recognition. Research funding revenue is recognized ratably over the period of the contract to which it relates. Payments received in advance under such contracts is recorded as deferred revenue until the research is performed. Research milestone payment revenue is recognized at the time the related research milestone is achieved. License revenue represents non-refundable payments for licenses to the Company's technology and drug discovery systems. Non-refundable payments for licenses are recognized at such time as they are received or, if earlier, become guaranteed. Government grant receipts are recorded as revenue in the period in which the related research is performed.

        Cash Equivalents. Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


        Available-for-Sale Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method. Investments held as of December 31, 1996 consist primarily of U.S. Government and Federal Agency obligations, U.S. corporate securities and mortgage-backed securities. The maturities range from January 31, 1997 through August 15, 1998.

        The Company has established guidelines relative to diversification, credit ratings and maturities to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

        Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (principally 7 years). Depreciation of assets acquired pursuant to capital lease arrangements and leasehold improvements is over the shorter of the estimated useful life or the lease term.

        Patents. Prior to October 1, 1996, patent and patent application costs were capitalized and amortized over 7 years or the estimated life of the patent, if less, using the straight-line method. Capitalized costs through October 1, 1996, will continue to be amortized over the remaining portions of their seven-year lives. Effective October 1, 1996, patent and patent application costs are expensed as incurred. The effect in 1996 of this change in accounting estimate was to increase expenses and net loss by $171,000, or $0.02 per share.

     Accrued  Liabilities.  Included in accrued liabilities at December 31, 1996
and  1995  are  accrued   professional   fees  totaling  $68,000  and  $252,000,
respectively.

     Stock-Based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant. Such expense is recognized ratably over the vesting period.

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


Note 2 -- Investments

        The following is a summary of all of the Company's securities. All of the Company's securities are classified as available-for-sale securities. Determination of estimated fair value is based on quoted market prices:


December 31, 1996:                          Gross         Gross
                                          Unrealized    Unrealized   Estimated
                                Cost        Gain         (Loss)      Fair Value
U.S. Treasury obligations    -----------   --------    --------     -----------
and obligations of U.S.
government agencies          $20,846,307        857    $ (3,841)    $20,843,323
U.S. corporate securities      6,990,759      5,462      (8,591)      6,987,630
Mortgage-backed securities     2,971,647      4,951          --       2,976,598
                             -----------   --------    --------     -----------
                             $30,808,713   $ 11,270    $(12,432)    $30,807,551
                             ===========   ========    ========     ===========

December 31, 1995:

U.S. Treasury obligations
and obligations of U.S.
government agencies          $ 8,910,313   $200,012    $ (3,628)    $ 9,106,697
                             ===========   ========    ========     ===========

        The gross realized gains on sale of available-for-sale securities for the years ending December 31, 1996, 1995 and 1994 totaled $212,160, $23,958 and $5,821, respectively, and the gross realized losses totaled $0, $5,554 and $2,430, respectively. The net adjustment to unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled $(197,546) in 1996, $367,124 in 1995 and $(226,110) in 1994.

        Included in cash equivalents at December 31, 1996 is approximately $4,383,000 related to investments in money market funds. At December 31, 1995, this amount totaled $27,272,000.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


Note 3 -- Collaborative Research Agreements

        The Company is engaged in four collaborative research agreements, three of which account for all of its contract and license revenues. Details of all four of these agreements are as follows:

        Eli Lilly and Company. In January 1991, the Company and Eli Lilly and Company ("Lilly") entered into an agreement to promote the discovery and development of serotonin receptor subtype-selective drugs for the treatment of serotonin-related disorders. The original term of the collaboration was four years, but was extended in January 1995 for an additional four-year period. In October 1996, the size of the collaboration was increased. As part of this agreement, Lilly is providing funding to the Company to support a specified number of the Company's scientists who conduct research as part of the collaboration.

        Revenue recognized in the accompanying financial statements is not subject to repayment. Lilly will also provide the Company with milestone payments and royalties on sales of any products resulting from the collaboration for a period of time based upon the term of the related patents.

        During  1996,  1995  and  1994,  the  Company   recognized   $2,011,000,
$1,960,000, and $1,903,000, respectively, in revenue under this agreement.

        Merck & Co., Inc. In November 1993, the Company and Merck and Co., Inc. ("Merck") entered into an agreement pursuant to which they agreed to collaborate in the identification and development of alpha-1a antagonists, principally for the treatment of BPH. The initial term of the collaboration was three years. In October 1996, the term of the collaboration was extended for an additional one-year period. Under the terms of the agreement, Merck is providing funding to the Company to support a specified number of the Company's scientists who conduct research as part of the collaboration. In addition, Merck is required to pay royalties on sales of any products resulting from the collaboration and is required to make payments upon the achievement of certain milestones.

        As part of the collaboration, Merck received an exclusive worldwide license to use the Company's alpha adrenergic drug discovery systems for the development and commercialization of alpha-1a antagonists, as well as an exclusive worldwide license under several of the Company's related patents and patent applications. The Company retained the right to use its alpha adrenergic technology for the development of alpha adrenergic and other agents that are not alpha-1a antagonists.

        Merck has the right to terminate the Merck Agreement at any time upon 90 days' prior written notice. In the event of any such termination, Merck will not be required to provide the Company with any research funding that has not come due prior to such termination or make certain other payments to the Company that have not come due prior to such termination.

        During 1996, 1995 and 1994, the Company recognized approximately $3,613,000, $1,477,000 and $1,556,000, respectively, in revenue under this agreement.

        At December 31, 1996 and 1995, the Company had a receivable amounting to approximately $192,000 and $129,000, respectively, for certain reimbursable expenditures incurred during the respective periods.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


        Novartis  Pharma  A.G. (a  subsidiary  of the  successor-in-interest  of
Ciba-Geigy Limited). In August 1994, the Company and Ciba-Geigy Limited ("Ciba-Geigy") entered into an agreement pursuant to which they agreed to collaborate in the identification and development of neuropeptide Y drugs for the treatment of obesity and eating disorders, as well as cardiovascular disorders. In May 1996, the Company and Ciba-Geigy entered into a second agreement and an amendment to the first agreement pursuant to which the term of the collaboration was extended by one year and the scope of the collaboration was expanded to provide for research on additional targets for the design of drugs for the treatment of obesity and eating disorders. In December 1996, Ciba-Geigy and Sandoz Limited consolidated to form a new company, Novartis A.G., the pharmaceutical subsidiary of which is Novartis Pharma A.G. ("Novartis"). Novartis assumed Ciba-Geigy's rights and obligations relating to the collaboration. The term of the collaboration will expire on August 4, 1998, but may be further extended by mutual agreement of the parties. As part of the agreements, Novartis is providing funding to the Company to support a specified number of the Company's scientists who conduct research as part of the collaboration. In return for this research support, the Company has granted Novartis an exclusive world-wide license to use the Company's neuropeptide Y technology to develop, manufacture and sell compounds that work through neuropeptide Y receptor subtypes for the treatment of obesity and eating disorders. Novartis is also required to provide the Company with milestone payments and royalties on sales of any products resulting from the collaboration.

        During August 1994, Novartis made a $7,500,000 equity investment in the Company. During December 1995, Novartis made an additional $2,000,000 equity investment in the Company, bringing its aggregate ownership of outstanding shares at December 31, 1996 to 9.1%.

        During 1996, 1995 and 1994, the Company recognized approximately $3,319,000, $4,234,000 and $1,304,000, respectively, in revenue under this agreement.

        At December 31, 1995, the Company had recorded approximately $821,000 in deferred revenue representing advance funding for research to be performed in the first quarter of 1996.

        The DuPont Merck Pharmaceutical Company. In February 1996, the Company and The DuPont Merck Pharmaceutical Company ("DuPont Merck") entered into an agreement pursuant to which the Company granted DuPont Merck a nonexclusive license to use certain of the Company's alpha adrenergic drug discovery systems for the development of alpha adrenergic subtype-selective drugs. Under the terms of the agreement, DuPont Merck will screen its chemical libraries for lead compounds that may subsequently be optimized by DuPont Merck or Synaptic for chosen therapeutic applications. The initial term of the license is two years.

        As part of the agreement, DuPont Merck will provide the Company with milestone payments and royalties on sales of any products resulting from the collaboration for a period of time based upon the term of related patents. In the event the Company optimizes and develops, independently or in collaboration with other pharmaceutical companies, compounds identified in the collaboration, it is required to pay DuPont Merck drug development milestones and royalties on sales with respect to such drugs.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


Note 4 -- Property and Equipment

        Property and equipment consists of the following as of December 31, 1996 and 1995:

                                                   1996           1995
                                                ----------     ----------
Scientific equipment                            $2,960,011     $2,036,843
Furniture and fixtures                             183,902        171,452
Office equipment                                   432,941        383,509
Leasehold improvements                           1,224,850      1,168,550
Software                                            99,540         47,700
Equipment under capitalized leases                 658,077        658,077
                                                ----------     ----------
                                                 5,559,321      4,466,131
Accumulated depreciation and amortization       (2,895,192)    (2,233,713)
                                                ----------     ----------
                                                $2,664,129     $2,232,418
                                                ==========     ==========

Note 5 -- Capital Leases

        The Company and a bank are parties to a master lease agreement under which $112,000 in securities in the Company's investment account, which is maintained by the bank, was restricted as to use at December 31, 1996.

        In connection with this master lease, the Company leased laboratory and computer equipment with a cost basis of $658,077 under capital leases, the last of which will expire on December 5, 1997. The effective interest rate on the leases approximates 10.5%. The assets are being depreciated over the related lease terms. At the end of each lease term, the Company can exercise a purchase option to acquire the equipment under capital lease at a price equal to 10% of the original cost of such equipment.

        Minimum future lease payments under these capital leases as of December 31, 1996, are as follows:


Year ending December 31, 1997                            $112,585
Less amount representing interest                          (6,113)
                                                         --------
Present value of minimum lease payments                  $106,472
                                                         ========



        Accumulated amortization on leased equipment as of December 31, 1996 and 1995 was $622,882 and $499,125, respectively.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


Note 6 -- Stockholders' Equity

        Common Stock. In December 1995, the Company completed an initial public offering of 2,000,000 shares of its common stock. During January 1996, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 213,000 shares of common stock. As part of the initial public offering, the then existing convertible redeemable preferred stock automatically converted into 4,928,382 shares of common stock.

        In connection with the sale of certain convertible redeemable preferred stock which was converted into common stock upon completion of the Company's initial public offering, the placement agents of certain convertible redeemable preferred stock received warrants to purchase 192,458 shares of the Company's common stock at an exercise price of $9.50 per share. During May 1996, 48,114 of these warrants were exercised. At December 31, 1996, 144,344 shares of common stock were reserved for issuance upon exercise of the remaining warrants which have an expiration date of January 19, 1998.

        Stockholders' Rights Plan. In November 1995, the Company's Board of Directors approved the adoption of a stockholders' rights plan (the "Rights Plan"). The Rights Plan provides for the distribution of one right (a "Right") with respect to each share of outstanding common stock and any new issuances of common stock. Upon completion of the initial public offering in December 1995, the Board of Directors designated Series A Junior Participating Preferred Stock and declared a dividend of one Right with respect to each share of common stock outstanding. Each Right will become exercisable to purchase from the Company, at an exercise price of $160.00, 1/1000th of a share of Series A Junior Participating Preferred Stock or that number of shares of common stock having a market value equal to two times the exercise price of the Right. The Rights generally become exercisable for the Series A Junior Participating Preferred Stock ten days following the announcement by any person or group of an intention to make a tender offer or exchange offer, the consummation of which would cause any person or group to become the owner of 15% or more of the outstanding common stock, and generally become exercisable for common stock ten days following the acquisition by any person or group of more than 15% of the outstanding common stock. The Rights will expire in the year 2005. The Rights Plan may discourage certain types of transactions involving an actual or potential change in control of the Company.

        Each 1/1000th of a share of Series A Junior Participating Preferred Stock will have one vote. Each share of Series A Junior Participating Preferred Stock will be entitled to a preferential quarterly dividend per share equal to the larger of (i) an amount equal to any dividend declared on the common stock and (ii) $.00025. Additionally, in the event of a liquidation, each 1/1000th of a share of the Series A Junior Participating Preferred Stock would be entitled to a preferential liquidation payment equal to $0.01 plus an amount equal to the amount that would be distributed with respect to each share of common stock.

        Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of preferred stock, 200,000 of which is designated as Series A Junior Participating and 800,000 of which is undesignated. The Board of Directors is authorized to provide for the issuance of preferred stock in one or more classes or series and to fix the number of shares constituting any such class or series, and the voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rate, terms of redemption, redemption price or

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


prices, conversion rights and liquidation preferences of the shares constituting any class or series, without any further vote or action by the shareholders of the Company.


Note 7 -- Incentive/Stock Plans

        The Company currently has three stock incentive plans; the 1996 Incentive Plan (the "1996 Plan"), the 1988 Amended and Restated Incentive Plan (the "1988 Plan" and, together with the 1996 Plan, the "Incentive Plans") and the 1996 Nonemployee Director Stock Option Plan (the "Director Plan").

        The Company has elected to follow APB No. 25 in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, compensation expense is required to be recognized when the exercise price of the Company's employee stock options is at a price below the market price of the underlying stock on the date of grant.

        Incentive Plans. The 1996 Plan and the 1988 Plan were adopted in October 1995 and June 1988, respectively. Under both plans, a committee of the Company's Board of Directors (the "Committee") approves the sale of shares and the granting of nonstatutory or incentive stock options. In addition, under the 1996 Plan, the committee may grant stock appreciation rights to employees and consultants of the Company. The purchase price for shares and the exercise price of options are determined by the Committee (although, the exercise price of incentive stock options may be no less than the fair market value of the common stock on the date of grant). The 1996 Plan replaced the 1988 Plan, effective as of January 1, 1996, with respect to all future stock and option awards by the Company to its employees and consultants.

        In general, options granted under the Incentive Plans vest over a four-year period. Unvested options are forfeited upon termination of the employee or consulting relationship. Vested options, if not exercised within a specified period of time following the termination of the employment or consulting relationship, are also forfeited. Options generally expire 10 years from the date of grant. Shares of common stock sold under the Incentive Plans are also generally subject to vesting. Unvested shares of common stock which are sold under the Incentive Plans may be repurchased by the Company, at its option, at the original sale price upon termination of the employment or consulting relationship of the holder with the Company. Options granted and shares sold to employees under the Incentive Plans generally become fully vested upon the occurrence of a change in control of the Company (as defined) if the holders thereof are terminated in connection with such change in control other than for cause (as defined). The maximum number of shares subject to the 1996 Plan is 1,100,000. At December 31, 1996, 681,738 shares remain available for future awards under the 1996 Plan. As of December 31, 1996, no stock appreciation rights had been awarded under the 1996 Plan.

        Director Plan. The Director Plan was adopted by the Board of Directors in March 1996 and approved by the stockholders in June 1996. In general, under the Director Plan, each nonemployee director of the Company is automatically granted an option on the date that he or she first becomes a member of the Board of Directors. In addition, on June 1 of each year, commencing in 1997, each nonemployee director is granted an additional option to purchase 2,500 shares of common stock at an exercise price equal to the fair market

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


value on the date of grant. The maximum number of shares subject to the Director Plan is 250,000. In general, options granted under the Director Plan become exercisable as to 1/24th of the total number of shares subject to the option for each calendar month elapsed after the date of the option grant. In the event of a change in control of the Company (as defined) or the death or disability of the optionee, any unvested portion of the options will become exercisable in full. Options granted under the Director Plan will expire upon the earliest to occur of the following: (a) the expiration of ten years from the date of grant of the option, (b) one year after the optionee ceases to be a director of the Company by reason of death or disability of the optionee, or (c) three months after the date the optionee ceases to be a director of the Company for any reason other than death or disability.

        Option activities under the Incentive Plans and the Director Plan are detailed in the following table:

                                                                      Weighted
                                                                       Average
                                    1996        1988      Director  Option Price
                                    Plan        Plan       Plan      Per Share
                                   -------      ------     ------     --------
Outstanding at January 1, 1994          --     226,179         --       $ 1.76
Granted                                 --     105,066         --       $ 1.78
Exercised                               --       (225)         --       $ 1.76
Forfeited                               --     (3,675)         --       $ 1.76
                                   -------      ------     ------       ------
Outstanding at December 31, 1994        --     327,345         --       $ 1.77
Granted                                 --      36,328         --       $ 2.00
Exercised                               --    (11,125)         --       $ 1.76
Forfeited                               --    (12,773)         --       $ 1.77
                                   -------      ------     ------       ------
Outstanding at December 31, 1995        --     339,775         --       $ 1.79
Granted                            443,762          --     17,500       $13.24
Exercised                          (2,500)    (45,626)         --       $ 1.77
Forfeited                         (25,500)     (2,638)         --       $11.26
                                   -------      ------     ------       ------
Outstanding at December 31, 1996   415,762     291,511     17,500       $ 8.55
                                   =======     =======     ======       ======

Exercisable at December 31, 1996     8,375     189,549      5,034       $ 2.72
                                   =======     =======     ======       ======
Exercisable at December 31, 1995        --     184,125         --       $ 1.76
                                   =======     =======     ======       ======
Exercisable at December 31, 1994        --     149,555         --       $ 1.76
                                   =======     =======     ======       ======

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


        At December 31, 1996, for each of the following classes of options as determined by range of exercise price, the information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each said class is as follows:


                                           Weighted                    Weighted
                             Weighted       Average                     Average
                              Average      Remaining                   Exercise
                              Exercise    Contractual    Number Of      Price of
                 Number Of   Price of       Life Of       Options       Options
                  Options    Outstanding  Outstanding    Currently    Currently
 Option Class   Outstanding   Options       Options     Exercisable  Exercisable
 ------------   -----------   -------       -------     -----------  -----------
Prices ranging
 from
$1.76 - $2.00      307,011     $ 1.80     6.0 years       189,675        $ 1.77

Prices ranging
 from
$10.125 - $13.00   236,262     $11.67     9.9 years            --            --

Prices ranging
 from              181,500     $16.57     9.3 years        13,283        $16.75
$16.50 - $16.75


        The following table discloses for each of the years ending December 31, 1996 and 1995, the number of options granted net of same-year forfeitures, the weighted-average fair values and the weighted-average exercise prices for those options with exercise prices that equaled or were less than the market price of the common stock on the date of grant. There were no options granted with an exercise price above the market price of the common stock on the date of grant.


                                    1996                      1995
                      ---------------------------   ---------------------------
                       Number                         Number
                         of      Fair    Exercise      of        Fair   Exercise
                      Options    Value    Price      Options     Value    Price
                      -------    -----    -----      -------     -----    -----
Exercise price
 equals market price   414,262  $ 5.75    $13.80         --        --      --

Exercise price less
 than market price     20,500   $14.44    $ 3.34       35,678   $5.12   $1.97


        During 1995 and 1994, the Company sold shares of common stock under the 1988 Plan totaling 8,810 and 14,305, respectively, at prices ranging from $1.76 to $2.00 per share. At December 31, 1996, 8,773 of the shares sold under the 1988 Plan remain subject to repurchase at an aggregate price of approximately $16,000.

        Other Disclosures. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: weighted average risk-free interest rates of 6.34% and 6.50%; no dividends; volatility factors of the expected market price of the Company's common stock of .352; and for both periods a weighted-average expected life of the options of 5 years. Options granted in 1995 were issued prior to the initial public offering.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                             1996                  1995
                                          ----------            ----------
Pro forma net loss                       ($2,847,122)          ($3,380,614)

Pro forma loss per share                      ($0.38)               ($4.78)


        The pro forma information above is not likely to be representative of the effects on reported net loss for future years as options are generally granted each year and vest over several years.

        For certain options granted during 1996, the Company has recorded pursuant to APB No. 25 approximately $388,000 of deferred compensation expense representing the difference between the exercise price thereof and the market value of the common stock as of the date of grant. This compensation expense is amortized over the vesting period of each option granted. Amortization of deferred compensation under the Incentive Plans amounted to approximately
$179,000 and $86,000 during 1996 and 1995, respectively. In addition, approximately $121,000 of deferred compensation as it relates to the Incentive Plans was reversed during 1996 due to the forfeiture of the unvested options.


Note 8 -- Income Taxes

        The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        At December 31, 1996 and 1995, the Company had net operating loss carryforwards of approximately $21,000,000 and $19,000,000, respectively, for Federal income tax purposes that will expire principally in the years 2002 through 2011. In addition, the Company had research and development credit carryforwards which will expire principally in 2002 through 2009. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to the limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in the Company's ownership in 1993, the utilization of approximately $6,000,000 of net operating loss carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


        A reconciliation of the Company's income tax expense (benefit) at U.S. federal statutory tax rates to recorded income tax expense (benefit) is as follows:


                                      1996         1995          1994
                                  ----------   -----------   -----------
Tax at U.S. statutory rates       $ (895,000)  $(1,145,000)  $(1,879,000)
State income taxes                  (156,000)     (200,000)     (328,000)
Research and development credit           --            --      (330,000)
Other                                  8,000        37,000        23,000
Valuation allowance recorded       1,043,000     1,308,000     2,514,000
                                  ----------   -----------   -----------
    Recorded tax provision        $       --   $        --   $        --
                                  ==========   ===========   ===========

        Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are as follows:


                                        1996                 1995
                                    ------------          -----------
Deferred tax assets:
Net operating loss
 carryforwards                      $  8,579,000          $ 7,643,000
Research and development
 credit carryforwards                  1,500,000            1,500,000
Book over tax amortization               271,000              164,000
                                    ------------          -----------
    Total deferred tax assets         10,350,000            9,307,000
Valuation allowance                 $(10,350,000)         $(9,307,000)
                                    ------------          -----------
Net deferred tax assets                       --                   --
                                    ============          ===========


Note 9 -- Commitments

        The Company leases facilities under an agreement expiring on December 31, 1999.

        Rent expense for the years ended December 31, 1996, 1995 and 1994 approximated $674,000, $654,000, and $544,000, respectively, and included executory costs of $93,000, $80,000 and $66,000, respectively. In November, 1996, a standby letter of credit for $580,000 was issued to the landlord as a security deposit (expires November, 1997). The Company is to renew the letter of credit annually during the duration of the lease. As of December 31, 1996, a bank imposed restriction has been placed on $600,000 in securities held in the Company's investment account to secure the letter of credit.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


        As of December 31, 1996, future minimum annual payments under the lease are as follows:


1997                                         $  691,000
1998                                            691,000
1999                                            691,000
                                             ----------
                                             $2,073,000
                                             ==========

        The lease includes an escalation clause which provides for increased payments tied to increases in the Consumer Price Index.

        The Company is a party to two license agreements with major research universities. Under the terms of the agreements, the Company received world-wide non-exclusive licenses under patents issued in December 1980 and January 1991, which patents expire in 1997 through 2008. One of these agreements requires a $10,000 annual payment. The Company is also committed under these agreements to pay royalties on future net sales of products employing the technology or falling under claims of the patents covered by these agreements.

        The Company has an employment agreement with its Chairman, President and Chief Executive Officer which provides for severance payments of up to one year of base salary upon the occurrence of certain events, including early termination and termination upon a change in control, as defined. In addition to severance payments, under certain circumstances, the agreement calls for immediate vesting of any unvested shares of common stock and stock options.

        At December 31, 1996, the Company had entered into agreements with each of its Senior Vice President and Chief Financial Officer, Senior Vice President for Research and Development, Vice President and General Counsel and Vice President of Business Development which provide for severance payments in amounts equal to 50% of annual base salary, on substantially the same terms as stated above. In addition to severance, under certain circumstances, the agreements call for immediate vesting of any unvested shares of common stock and stock options.

        At December 31, 1996, the Company had committed approximately $1,800,000 to provide for increased capacity in the Company's assay systems, certain improvements in data base management and the construction and equipping of a laboratory related to the expansion in the Lilly collaboration. During 1997, it is likely that the Company will commit additional resources for the construction and equipping of additional laboratory space.


Note 10 -- Employee Benefit Plans

        The Company established a defined contribution employee retirement plan (the "Plan") effective January 1, 1990, conforming to Section 401(k) of the Internal Revenue Code ("IRC"). All eligible employees

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1996


with six months service may elect to have a portion of their salary deducted and contributed to the Plan up to the maximum allowable limitations of the IRC. Effective January 1, 1996, the Company increased its matching contribution from 25% to 50% of each participant's contribution up to the first 5% of annual compensation (as defined) with a maximum employer contribution of 2.5% of a participant's compensation. The Company's matching portion, which amounted to approximately $103,000, $42,300 and $40,400 for the years ended December 31, 1996, 1995 and 1994, respectively, vests over a six-year period.

        The Company currently provides medical, dental, long-term disability and life insurance benefits for its full-time employees. The Company does not presently provide any post-retirement health benefits.


Note 11 -- Related Party Transactions

        On June 14, 1994, an executive officer was advanced $400,000, evidenced by a secured note bearing interest at an annual rate of 6.7%. The note, including interest thereon, was repaid in full during December 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item is incorporated herein by reference from the information under the captions "ELECTION OF DIRECTORS" and "COMPENSATION AND OTHER INFORMATION CONCERNING OFFICERS, DIRECTORS AND CERTAIN STOCKHOLDERS" contained in the Proxy Statement.


Item 11.  Executive Compensation

    The information required by this item is incorporated herein by reference from the information under the caption "COMPENSATION AND OTHER INFORMATION CONCERNING OFFICERS, DIRECTORS AND CERTAIN STOCKHOLDERS" contained in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated herein by reference from the information under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" contained in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

    The information required by this item is incorporated herein by reference from the information under the caption "COMPENSATION AND OTHER INFORMATION CONCERNING OFFICERS, DIRECTORS AND CERTAIN STOCKHOLDERS" contained in the Proxy Statement.

                                     Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1)    Financial Statements

    Reference is made to the Index to Financial Statements under Item 8, Part II hereof.


        (2)    Financial Statement Schedules

    The Financial Statement Schedules have been intentionally omitted either because they are not required or because the information has been included in the notes to the Financial Statements included in this Report on Form 10-K.


        (3)    Exhibits


Exhibit
No.               Description

   3.1(a) Amended and Restated Certificate of Incorporation of the Company, filed December 19, 1995 (incorporated by reference to
                  Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
   3.1(b) Certificate of Designations of Series A Junior Participating Preferred Stock filed December 19, 1995 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1995, Commission File Number 0-27324)
   3.1(c) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 5, 1996 (incorporated by reference to Exhibit 3.1(c) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
       3.2 Amended and Restated By-Laws of the Company, as amended on June 4, 1996 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
       4.1 Specimen of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)

       4.2 Rights Agreement dated as of December 11, 1995, between the Company and Chase Mellon Shareholder Services, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995, Commission File Number 0-27324)
     *10.1 Research, Option and License Agreement dated as of January 25, 1991, between the Company and Eli Lilly and Company, as amended by Addendum dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     *10.2 Research Collaboration and License Agreement dated as of November 30, 1993, between the Company and Merck & Co., Inc., as amended by Amendment No. 1 dated as of February 15, 1995, and as modified by the Letter Agreement dated August 25, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     *10.3 Research and License Agreement dated as of August 4, 1994, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis A.G., the parent of Novartis Pharma A.G.) (incorporated by reference to Exhibit
                  10.3 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
    **10.4 Collaborative Research Agreement dated as of February 5, 1996, between the Company and The DuPont Merck Pharmaceutical
                  Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995, Commission File Number 0-27324)
     +10.5 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S- 1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.6 Form of Restricted Stock Purchase Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.7 Form of Incentive Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.8 Form of Non-Qualified Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)

      10.9 Third Amended and Restated Registration Rights Agreement dated as of January 19, 1993, as amended by Amendment No. 1 dated as of August 4, 1994 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.10 Form of Common Stock Purchase Warrant dated as of January 1993 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.11 License Agreement dated June 3, 1991, between the Company and the Trustees of Columbia University in the City of New York (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.12 License Agreement dated as of May 1, 1991, between the Company and the Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.13 Sublease Agreement dated October 31, 1991, between the Company and Playtex, Inc., as amended by the First Sublease Amendment effective as of August 15, 1994 (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.14 Equipment Lease dated as of October 31, 1991, between the Company and UJB Leasing Corporation, as amended (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.15 Executive Employment Agreement effective as of October 1, 1993, between the Company and Dr. Kathleen P. Mullinix (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.16 Employment Agreement dated as of February 14, 1994, between the Company and Robert I. Taber (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.17 Employment Agreement dated as of January 1, 1994, between the Company and Robert L. Spence (incorporated by reference to
                  Exhibit 10.22 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)

     +10.18 Employment Agreement dated as of February 7, 1994, between the Company and Lisa L. Reiter (incorporated by reference to
                  Exhibit 10.23 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.19 Employment Agreement dated as of April 6, 1995, between the Company and Richard L. Weinshank (incorporated by reference to
                  Exhibit 10.24 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.20 Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.21 1996 Incentive Plan of the Company (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995, Commission File No. 0-27324)
     +10.22 Incentive Stock Option Agreement dated October 1, 1993, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.23 Incentive Stock Option Agreement dated February 14, 1994, between the Company and Robert I. Taber (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.24 Incentive Stock Option Agreement dated February 7, 1994, between the Company and Lisa L. Reiter (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.25 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.26 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Robert L. Spence (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.27 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Lisa L. Reiter (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)

     +10.28 Nonqualified Stock Option Agreement dated as of March 21, 1996, between the Company and Richard L. Weinshank (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
      10.29 Form of Incentive Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
      10.30 Form of Nonqualified Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
   ***10.31 Research and License Agreement dated as of May 31, 1996, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis A.G., parent of Novartis Pharma A.G.) (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q/A filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
   ***10.32 Supplement No. 1 to Research and License Agreement dated as of August 4, 1994, between the Company and Ciba-Geigy Limited (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q/A filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
      10.33 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0- 27324)
      10.34 Form of Stock Option Agreement under the 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit A attached to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
    **10.35 Addendum No. 2 to Research, Option and License Agreement dated as of October 31, 1996, between the Company and Eli Lilly and Company (filed herewith)
    **10.36 Amendment No. 2 to Research Collaboration and License Agreement dated as of October 9, 1996, between the Company and Merck & Co., Inc. (filed herewith)
     +10.37 Incentive Stock Option Agreement dated as of December 13, 1996, between the Company and Kathleen P. Mullinix (filed herewith)
     +10.38 Form of Incentive Stock Option Agreement dated as of December 13, 1996, entered into between the Company and each of Robert
                  L. Spence, Robert I. Taber, Lisa L. Reiter and Richard L. Weinshank (filed herewith)

      11          Statement Regarding Computation of Per Share Earnings (Loss)
      23.1        Consent of Independent Auditors, Ernst & Young LLP
      24          Powers of Attorney
      27          Financial Data Schedule


* Portions of this Exhibit were omitted and confidential treatment thereof has been granted by the Secretary of the Securities and Exchange Commission in response to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Securities Act of 1933, as amended.

** Portions of this Exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*** Portions of this Exhibit were omitted and confidential treatment thereof has been granted by the Secretary of the Securities and Exchange Commission in response to the Registrant's Application Requesting Confidential Treatment under Rule 246-2 under the Securities Act of 1933, as amended.

+     Management contracts and compensatory plans or arrangements


(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.


Supplemental Information

      Copies of the Registrant's Proxy Statement and copies of the form of proxy to be used at the Annual Meeting of Stockholders to be held on May 15, 1997, will be furnished to the Securities and Exchange Commission at the time they are distributed to the Registrant's stockholders.

                                 SIGNATURE PAGE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNAPTIC PHARMACEUTICAL CORPORATION

Date: March 21, 1997                By:/s/ Kathleen P. Mullinix
                                       -----------------------------------
                                    Name:    Kathleen P. Mullinix
                                    Title:   Chairman, President and Chief
                                              Executive Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



           Signature                    Title                     Date

/s/ Kathleen P. Mullinix, Ph.D.   Chairman, President and
                                   Chief Executive Officer        March 21, 1997
-------------------------------
Kathleen P. Mullinix



/s/ Robert L. Spence               Senior Vice President and
-------------------------------     Chief Financial Officer       March 21, 1997
Robert L. Spence


                   *               Director                       March 21, 1997
-------------------------------
Jonathan J. Fleming


                   *               Director                       March 21, 1997
-------------------------------
Zola P. Horovitz, Ph.D.


                   *               Director                       March 21, 1997
-------------------------------
Eric R. Kandel, M.D.


                   *               Director                       March 21, 1997
-------------------------------
John E. Lyons


                   *               Director                       March 21, 1997
-------------------------------
Sandra Panem


                   *               Director                       March 21, 1997
-------------------------------
Alison Taunton-Rigby, Ph.D.


                   *               Director                       March 21, 1997
-------------------------------
Robert Walkingshaw



* By:/s/ Kathleen P. Mullinix
     -----------------------------------
      Name:  Kathleen P. Mullinix, Ph.D.
      Title: Attorney-in-Fact