Form 10-Q
period 1997-03-31
SYNAPTIC PHARMACEUTICAL CORP
filed 1997-05-09
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

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

                                    Yes X No


As of May 1, 1997, there were 7,646,354 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

   INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item  1. Financial Statements                                              1

Balance Sheets at March 31, 1997 and December 31, 1996                     1

Statements of Operations for the three months ended
  March 31, 1997 and 1996                                                  2

Statements of Cash Flows for the three months ended
  March 31, 1997 and 1996                                                  3

Note to Financial Statements                                               4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   8

Signatures                                                                 9























                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                     ASSETS
                                                      March 31,   December 31,
                                                        1997           1996
                                                     ----------   -----------
                                                     (Unaudited)   (Audited)
Current assets:
Cash and cash equivalents                               $ 3,717       $ 4,589
Restricted cash                                             712            --
Marketable securities--current maturities                20,228        21,418
Revenue receivable under collaborative agreement            192           192
Restricted security                                          --           712
Other current assets                                        663           458
                                                        -------       -------
Total current assets                                     25,512        27,369

Property and equipment, net                               3,533         2,664

Marketable securities                                     8,641         8,677

Patent and patent application costs,
  net of accumulated amortization                         1,561         1,645
                                                        -------       -------
                                                        $39,247       $40,355
                                                        =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations            $    84       $   106
Accounts payable                                            609           639
Accrued liabilities                                         342           189
Accrued compensation                                        102           380
                                                        -------       -------
Total current liabilities                                 1,137         1,314

Stockholders' equity:
Preferred Stock, $.01 par value; authorized--
1,000,000 shares; issued--none                               --            --
Common Stock, $.01 par value; authorized--
25,000,000 shares; issued--7,635,756 shares in
1997 and 7,633,543 shares in 1996; outstanding--
7,635,443 shares in 1997 and 7,633,543 shares in 1996        76            76
Additional paid-in capital                               63,229        63,231
Net unrealized gains on securities                          168            (1)
Deferred compensation                                      (257)         (296)
Accumulated deficit                                     (25,105)      (23,969)
                                                        -------       -------
                                                         38,111        39,041
Less: Treasury stock, at cost                                (1)           --
                                                        -------       -------
Total stockholders' equity                               38,110        39,041
                                                        -------       -------
                                                        $39,247       $40,355
                                                        =======       =======

                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             (in thousands, except share and per share information)
                                   (Unaudited)




                                                For the three months
                                                    ended March 31,
                                                 1997          1996
                                                -------      -------
Revenues:

Contract revenue                                $ 2,555      $ 1,711
Grant revenue                                       140           70
                                                -------      -------
Total revenues                                    2,695        1,781

Expenses:

Research and development                          3,348        2,663
General and administrative                          965          685
                                                -------      -------
Total expenses                                    4,313        3,348
                                                -------      -------
Loss from operations                             (1,618)      (1,567)

Other income, net:

Interest income                                     485          469
Interest expense                                     (3)          (6)
                                                -------      -------
Other income, net                                   482          463
                                                -------      -------
Net loss                                        $(1,136)     $(1,104)
                                                =======      =======


Net loss per share                               $(0.15)      $(0.15)
                                                 ======       ======


Shares used in computation of net loss
  per share                                   7,634,760    7,494,020
                                              =========    =========

















                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the three months
                                                          ended March 31,
                                                        1997          1996
                                                       -------      -------
Operating activities:

Net loss                                               $(1,136)     $(1,104)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                              270          242
Amortization of (discounts)/ premiums on securities        (50)          10
Amortization of deferred compensation                       33           37
Changes in operating assets and liabilities:
Increase in other current assets                          (917)        (102)
Decrease in accounts payable, accrued liabilities
  and accrued compensation                                (155)        (420)
Increase in collaborative agreement
  revenue receivable                                        --         (387)
Decrease in deferred revenue                                --         (821)
                                                       -------      -------
Net cash used in operating activities                   (1,955)      (2,545)


Investing activities:

Sale or maturity of investments                          4,400        2,000
Purchase of investments                                 (2,243)          --
Purchases of property and equipment                     (1,055)        (129)
Increase in patent and patent application costs             --         (145)
                                                       -------      -------
Net cash provided by investing activities                1,102        1,726


Financing activities:

Issuance of common stock, net of repurchases                 3        2,476
Payments on capital lease                                  (22)         (33)
Payments on notes receivable from stockholders              --            6
                                                       -------      -------
Net cash (used in) provided by financing activities        (19)       2,449
                                                       -------      -------

Net (decrease) increase in cash and cash equivalents      (872)       1,630


Cash and cash equivalents at beginning of period         4,589       27,681
                                                       -------      -------

Cash and cash equivalents at end of period             $ 3,717      $29,311
                                                       =======      =======










                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                                 March 31, 1996


Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996, and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." It is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. The Company is engaged in collaborations with four pharmaceutical companies: Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck"), Novartis Pharma A.G. ("Novartis"), and The Dupont Merck Pharmaceutical Company ("Dupont Merck"). Since inception, the Company has financed its operations primarily through the sale of stock and through funds provided by its collaborative partners Lilly, Merck and Novartis under collaborative agreements.

         Under its collaborative agreements, the Company may receive one or two types of revenue from its collaborative partners: contract revenue and license revenue. Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the agreement to which it relates and is based upon predetermined funding requirements. Research milestone payment revenue is recognized when the related research milestone is achieved. License revenue represents non-refundable payments for licenses to the Company's technology and drug discovery systems. Non-refundable payments for licenses are recognized at such time as they are received or, if earlier, become guaranteed. In addition to contract revenue and license revenue, if a drug is developed as a result of any of the collaborative agreements between the Company and its collaborative partners, the Company is entitled to receive royalty payments based upon the sale of such drugs.

         The Company also receives revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $25,105,000 at March 31, 1997. The Company expects to continue to incur operating losses for a significant number of years and may not become profitable, if at all, until it begins to receive royalty revenue. To date, the Company has not received any royalty revenue and does not expect to receive such revenue for a significant number of years, if at all.

Results of Operations

Comparison of the Three Months Ended March 31, 1997 and 1996

         Revenues. The Company recognized revenue of $2,695,000 and $1,781,000 for the three months ended March 31, 1997 and 1996, respectively. The increase of $914,000 was attributable primarily to: an increase in contract revenue of $844,000; and an increase in grant revenue of $70,000. The increase in contract revenue was primarily due to: the expansion of the Company's collaborative arrangement with Lilly; and an increase in rates charged per full-time equivalent scientist under all of the collaborative arrangements from which the Company is receiving funding.

         Research and Development Expenses. The Company incurred research and development expenses of $3,348,000, and $2,663,000 for the three months ended March 31, 1997 and 1996, respectively. The increase of $685,000, or 26%, in research and development expenses was attributable primarily to: an increase of $319,000 in compensation and recruiting expenses resulting from a net average headcount increase of 20 research personnel and an associated increase in fringe benefit expenses as well as annual salary increases for the scientific staff; an increase of $265,000 in research supply costs resulting from the higher headcount as well as increased assays performed under the Lilly collaboration; and a net increase of $101,000 in all other research and development expense items.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $965,000 and $685,000 for the three months ended March 31, 1997 and 1996, respectively. The increase of $280,000, or 41%, was attributable primarily to $240,000 in patent and patent related expenses for the quarter ended March 31, 1997 resulting from a change in the Company's accounting estimate, effective October 1, 1996, regarding the expensing of all patent and patent application costs as incurred.

         Other Income, Net. The Company recorded other income, net of interest expense, of $482,000 and $463,000 for the three months ended March 31, 1997 and 1996, respectively.

         Net Loss and Net Loss Per Share. The net loss incurred by the Company was $1,136,000 ($0.15 per share), and $1,104,000 ($0.15 per share) for the three months ended March 31, 1997 and 1996, respectively.

         The Company does not believe that inflation has had a material impact on its results of operations.

Liquidity and Capital Resources

         At March 31, 1997 and December 31, 1996, cash, cash equivalents and marketable securities were in the aggregate $32,586,000 and $34,684,000, respectively. The decrease of $2,098,000 was attributable primarily to the net loss for the quarter of $1,136,000 and the purchase of capital equipment and leasehold improvements of $1,055,000. In addition to the cash, cash equivalents and marketable securities described above, the Company had $712,000 in restricted cash recorded in its balance sheet at March 31, 1997. This restricted cash is held in one of the Company's investment accounts and secures lease payments to the Company's landlord for one full year and secures the outstanding balances due on two equipment leases. At March 31, 1997, the Company had committed approximately $800,000 for capital costs relating to improvements in its assay screening and data base management systems.

         To date, the Company has met its cash requirements through the sale of its stock, through licensing fees, research funding and milestone payments received under the collaborative agreements with Lilly, Merck and Novartis, through SBIR grants and through interest earned on its investments. As of March 31, 1997, the Company had received: approximately $62,000,000 from the sale of its stock; approximately $40,500,000 in licensing fees, research funding and milestone payments under its collaborative arrangements; approximately $2,700,000 in SBIR grants; and approximately $5,200,000 in other income, net. To date, the portion of these funds that has been expended by the Company has been used principally to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

         At March 31, 1997, the Company was involved in collaborative arrangements with Lilly, Merck, Novartis and Dupont Merck. Lilly, Merck and Novartis are providing research funding to the Company during 1997 and Lilly and Novartis are expected to provide research funding to the Company during 1998. The aggregate amount of research funding under these arrangements which the Company expects to receive during the remainder of 1997 and during 1998 is approximately $6,900,000 and $6,700,000, respectively. The Company's collaborative arrangement with DuPont Merck does not provide for any research funding. Research funding under the Lilly agreement is scheduled to expire on December 31, 1998. Research funding under the Merck agreement is scheduled to expire on November 30, 1997 but Merck has the right to terminate the collaboration earlier by giving 90 days' prior written notice. Research funding under the Novartis agreements is scheduled to expire on August 3, 1998.

         At March 31, 1997, the Company had invested an aggregate of $6,614,000 in property and equipment. The Company leases laboratory and office facilities under an agreement expiring on December 31, 1999. The minimum annual payment under the lease is $691,000.

         At March 31, 1997 the Company had available funds of $32,586,000. The Company expects to continue to incur operating losses for a significant number of years. In addition, the Company continues to convert currently underutilized space into laboratory facilities beyond the level which existed at March 31, 1997. The Company believes that its cash on hand, together with the funds it will receive from its collaborative partners, interest income and funds received under SBIR grants, will be sufficient to fund an increased operating expense level through June 30, 1999.

         This management discussion and analysis of financial condition and results of operations includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include, but are not limited to, those relating to future cash and spending plans, amounts of future research funding, and any other statements regarding future growth, future cash needs, future operations, business plans and financial results, and any other statements which are not historical facts. When used in this document, the words "expect," "may," "believes," and similar expressions are intended to be among the words that identify forward looking statements. Such forward looking statements involve risks and uncertainties, including, but not limited to, the possible early termination of one or more of the Company's collaborative agreements, and other risks, uncertainties and other factors set forth as "Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 or detailed from time to time in filings that the company makes with the Securities and Exchange Commission. The forward looking statements included herein are qualified in their entirety by the Cautionary Statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary from those indicated. Although the Company believes that the expectations reflected in the forward looking statements contained herein are reasonable, it can give no assurance that such expectations will prove to be correct.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
  No.       Description
-------     -----------

11                Statement Regarding Computation of Per Share Earnings (Loss)

27                Financial Data Schedule


(b)               Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 1997.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SYNAPTIC PHARMACEUTICAL CORPORATION
                                       (Registrant)



Date: May 9, 1997            By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                             Name: Kathleen P. Mullinix
                             Title: Chairman, President &
                                    Chief Executive Officer



                             By:/s/ Robert L. Spence
                                 -----------------------------
                             Name: Robert L. Spence
                             Title: Senior Vice President,
                                    Chief Financial Officer &
                                    Treasurer