Form 10-Q
period 1997-06-30
SYNAPTIC PHARMACEUTICAL CORP
filed 1997-08-08
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

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

                                    Yes X No


As of July 28, 1997, there were 7,648,447 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

   INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item  1. Financial Statements                                              1

Balance Sheets at June 30, 1997 and December 31, 1996                      1

Statements of Operations for the three months ended
 June 30, 1997 and 1996, and for the six months ended
 June 30, 1997 and 1996                                                    2

Statements of Cash Flows for the six months ended
 June 30, 1997 and 1996                                                    3

Note to Financial Statements                                               4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                9

Item 6. Exhibits and Reports on Form 8-K                                  10

Signatures                                                                11




















                                    (i)

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                                      ASSETS
                                                      June 30,    December 31,
                                                        1997           1996
                                                     ----------   -----------
                                                     (Unaudited)   (Audited)
Current assets:
Cash and cash equivalents                               $ 7,332       $ 4,589
Restricted cash                                             712            --
Marketable securities--current maturities                20,218        21,418
Revenue receivable under collaborative agreement            192           192
Restricted security                                          --           712
Other current assets                                        588           458
                                                        -------       -------
Total current assets                                     29,042        27,369

Property and equipment, net                               3,910         2,664

Marketable securities                                     3,548         8,677

Patent and patent application costs,
  net of accumulated amortization                         1,476         1,645
                                                        -------       -------
                                                        $37,976       $40,355
                                                        =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations            $    45       $   106
Accounts payable                                            386           639
Accrued liabilities                                         301           189
Accrued compensation                                        204           380
                                                        -------       -------
Total current liabilities                                   936         1,314

Stockholders' equity:
Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                             --            --
Common Stock, $.01 par value; authorized--
25,000,000 shares; issued and outstanding--7,646,579
  shares in 1997 and 7,633,543 shares in 1996                76            76
Additional paid-in capital                               63,247        63,231
Net unrealized gains (losses) on securities                   5            (1)
Deferred compensation                                      (224)         (296)
Accumulated deficit                                     (26,064)      (23,969)
                                                        -------       -------
Total stockholders' equity                               37,040        39,041
                                                        -------       -------
                                                        $37,976       $40,355
                                                        =======       =======




                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             (in thousands, except share and per share information)
                                   (Unaudited)




                              For the three months       For the six months
                                 ended June 30,             ended June 30
                               1997          1996        1997          1996
                              -------      -------      -------      -------
Revenues:

Contract revenue              $ 2,755      $ 1,711      $ 5,310      $ 3,422
Grant revenue                     102           70          242          140
                              -------      -------      -------      -------
Total revenues                  2,857        1,781        5,552        3,562

Expenses:

Research and development        3,343        2,822        6,691        5,484
General and administrative        957          678        1,922        1,364
                              -------      -------      -------      -------
Total expenses                  4,300        3,500        8,613        6,848
                              -------      -------      -------      -------
Loss from operations           (1,443)      (1,719)      (3,061)      (3,286)

Other income, net:

Interest income                   485          457          970          926
Interest expense                   (1)          (6)          (4)         (11)
Gain on sale of securities         --          212           --          212
                              -------      -------      -------      -------
Other income, net                 484          663          966        1,127
                              -------      -------      -------      -------
Net loss                      $  (959)     $(1,056)     $(2,095)     $(2,159)
                              =======      =======      =======      =======


Net loss per share             $(0.13)      $(0.14)      $(0.27)      $(0.29)
                               ======       ======       ======       ======


Shares used in computation
  of net loss per share     7,646,085    7,575,452    7,640,454    7,534,736
                            =========    =========    =========    =========















                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the six months
                                                          ended June 30,
                                                        1997          1996
                                                       -------      -------
Operating activities:

Net loss                                               $(2,095)     $(2,159)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                              584          481
Amortization of (discounts)/ premiums on securities        (72)           9
Amortization of deferred compensation                       65           98
Gain on sale of securities                                  --         (212)
Changes in operating assets and liabilities:
Increase in other current assets                          (130)        (367)
Decrease in accounts payable, accrued liabilities
  and accrued compensation                                (317)        (362)
Increase in collaborative agreement
  revenue receivable                                        --          129
Decrease in deferred revenue                                --          328
                                                       -------      -------
Net cash used in operating activities                   (1,965)      (2,055)


Investing activities:

Sale or maturity of investments                         10,350        6,710
Purchase of investments                                 (3,943)     (30,238)
Purchases of property and equipment                     (1,661)        (441)
Increase in patent and patent application costs             --         (324)
                                                       -------      -------
Net cash provided by (used in) investing activities      4,746      (24,293)


Financing activities:

Issuance of common stock, net of repurchases                23        2,968
Payments on capital lease                                  (61)         (67)
Payments on notes receivable from stockholders              --            6
                                                       -------      -------
Net cash (used in) provided by financing activities        (38)       2,907
                                                       -------      -------

Net increase (decrease) in cash and cash equivalents     2,743      (23,441)


Cash and cash equivalents at beginning of period         4,589       27,681
                                                       -------      -------

Cash and cash equivalents at end of period             $ 7,332      $ 4,240
                                                       =======      =======









                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                                  June 30, 1997


Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996, and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods ended June 30, 1997, are not necessarily indicative of the results of operations to be expected for the full year.

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

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $26,064,000 at June 30, 1997. The Company expects to continue to incur operating losses for a significant number of years and may not become profitable, if at all, until it begins to receive royalty revenue. To date, the Company has not received any royalty revenue and does not expect to receive such revenue for a significant number of years, if at all.


Results of Operations


Comparison of the Three Months Ended June 30, 1997 and 1996

         Revenues. The Company recognized revenue of $2,857,000 and $1,781,000 for the three months ended June 30, 1997 and 1996, respectively. The increase of $1,076,000 was attributable primarily to: an increase in contract revenue of $1,044,000; and an increase in grant revenue of $32,000. The increase in contract revenue was primarily due to: the expansion of the Company's collaborative arrangement with Lilly; an increase in rates charged per full-time equivalent scientist under all of the collaborative arrangements from which the Company is receiving funding; and the receipt in the second quarter of a milestone payment from one of the Company's collaborative partners.

         Research and Development Expenses. The Company incurred research and development expenses of $3,343,000, and $2,822,000 for the three months ended June 30, 1997 and 1996, respectively. The increase of $521,000, or 18%, in research and development expenses was attributable primarily to: an increase of $254,000 in compensation expense resulting from a net average headcount increase of 22 research personnel and an associated increase in fringe benefit expenses as well as annual salary increases for the scientific staff; an increase of $134,000 in research supply costs; and an increase of $120,000 in facility related costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $957,000 and $678,000 for the three months ended June 30, 1997 and 1996, respectively. The increase of $279,000, or 41%, was attributable primarily to $170,000 in patent and patent related expenses for the quarter ended June 30, 1997 resulting from a change in the Company's accounting estimate, effective October 1, 1996, regarding the expensing of all patent and patent application costs as incurred; and $79,000 in compensation expense resulting from a net average headcount increase of 3 administrative personnel and an associated increase in fringe benefit expense as well as annual salary increases for the administrative staff.

         Other Income, Net. The Company recorded other income, net of interest expense, of $484,000 and $663,000 for the three months ended June 30, 1997 and 1996, respectively. The decrease of $179,000 was primarily attributable to the recognition in May of 1996 of a gain on sale of securities of $212,000.

         Net Loss and Net Loss Per Share. The net loss incurred by the Company was $959,000 ($0.13 per share), and $1,056,000 ($0.14 per share) for the three months ended June 30, 1997 and 1996, respectively.


Comparison of the Six Months Ended June 30, 1997 and 1996

         Revenues. The Company recognized revenue of $5,552,000 and $3,562,000 for the six months ended June 30, 1997 and 1996, respectively. The increase of $1,990,000 was attributable primarily to: an increase in contract revenue of $1,888,000; and an increase in grant revenue of $102,000. The increase in contract revenue was primarily due to: the expansion of the Company's collaborative arrangement with Lilly; an increase in rates charged per full-time equivalent scientist under all of the collaborative arrangements from which the Company is receiving funding; and the receipt in the second quarter of a milestone payment from one of the Company's collaborative partners.

         Research and Development Expenses. The Company incurred research and development expenses of $6,691,000, and $5,484,000 for the six months ended June 30, 1997 and 1996, respectively. The increase of $1,207,000, or 22%, in research and development expenses was attributable primarily to: an increase of $566,000 in compensation expense resulting from a net average headcount increase of 21 research personnel and an associated increase in fringe benefit expenses as well as annual salary increases for the scientific staff; an increase of $399,000 in research supply costs; and an increase of $155,000 in facility related costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,922,000 and $1,364,000 for the six months ended June 30, 1997 and 1996, respectively. The increase of $558,000, or 41%, was attributable primarily to $478,000 in patent and patent related expenses for the six months ended June 30, 1997 resulting from a change in the Company's accounting estimate, effective October 1, 1996, regarding the expensing of all patent and patent application costs as incurred.

         Other Income, Net. The Company recorded other income, net of interest expense, of $966,000 and $1,127,000 for the six months ended June 30, 1997 and 1996, respectively. The decrease of $161,000 was primarily attributable to the recognition in May of 1996 of a gain on sale of securities of $212,000.

         Net Loss and Net Loss Per Share. The net loss incurred by the Company was $2,095,000 ($0.27 per share), and $2,159,000 ($0.29 per share) for the six months ended June 30, 1997 and 1996, respectively.

         The Company does not believe that inflation has had a material impact on its results of operations for either the three month period or the six month period which ended June 30, 1997.


Liquidity and Capital Resources

         At June 30, 1997 and December 31, 1996, cash, cash equivalents and marketable securities were in the aggregate $31,098,000 and $34,684,000, respectively. The decrease of $3,586,000 was attributable primarily to the net loss for the six months of $2,095,000 and the purchase of capital equipment and leasehold improvements of $1,661,000. In addition to the cash, cash equivalents and marketable securities described above, the Company had $712,000 in restricted cash recorded in its balance sheet at June 30, 1997. This restricted cash is held in one of the Company's investment accounts and secures lease payments to the Company's landlord for one full year and secures the outstanding balance due on an equipment lease.

         To date, the Company has met its cash requirements through the sale of its stock, through licensing fees, research funding and milestone payments received under the collaborative agreements with Lilly, Merck and Novartis, through SBIR grants and through interest earned on its investments. As of June 30, 1997, the Company had received: approximately $62,000,000 from the sale of its stock; approximately $43,000,000 in licensing fees, research funding and milestone payments under its collaborative arrangements; approximately $2,900,000 in SBIR grants; and approximately $5,400,000 in other income, net. To date, the portion of these funds that has been expended by the Company has been used principally to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

         At June 30, 1997, the Company was involved in collaborative arrangements with Lilly, Merck, Novartis and Dupont Merck. Lilly, Merck and Novartis are providing research funding to the Company during 1997 and Lilly and Novartis are expected to provide research funding to the Company during 1998. The aggregate amount of research funding under these arrangements which the Company expects to receive during the remainder of 1997 and during 1998 is approximately $4,600,000 and $6,700,000, respectively. The Company's collaborative arrangement with DuPont Merck does not provide for any research funding. Research funding under the Lilly agreement is scheduled to expire on December 31, 1998. Research funding under the Merck agreement is scheduled to expire on November 30, 1997 but Merck has the right to terminate the collaboration earlier by giving 90 days' prior written notice. Research funding under the Novartis agreements is scheduled to expire on August 3, 1998. The research collaboration with DuPont Merck is scheduled to expire on February 5, 1998.

         At June 30, 1997, the Company had invested an aggregate of $7,220,000 in property and equipment. The Company leases laboratory and office facilities under an agreement expiring on December 31, 1999. The minimum annual payment under the lease is $691,000.

         During the first six months of 1997, the Company spent approximately $1,660,000 on capital improvements. Of this amount, approximately $1,400,000 related to the expansion of laboratory space and improvements to the Company's assay screening systems and was committed in the fourth quarter of 1996. The remaining $260,000 in property and equipment purchases that occurred during the first six months of 1997 related to ongoing capital expenditures. At June 30, 1997, the Company had committed approximately $250,000 for capital costs relating to improvements in its assay screening and data base management systems.

         At June 30, 1997 the Company had available funds of $31,098,000. The Company expects to continue to incur operating losses for a significant number of years. In addition, the Company continues to convert currently underutilized space into laboratory facilities beyond the level which existed at June 30, 1997. The Company believes that its cash on hand, together with the funds it will receive from its collaborative partners, interest income and funds received under SBIR grants, will be sufficient to fund an increased operating expense level through June 30, 1999.

         This management discussion and analysis of financial condition and results of operations includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include, but are not limited to, those relating to future cash and spending plans, amounts of future research funding, and any other statements regarding future growth, future cash needs, future operations, business plans and financial results, and any other statements which are not historical facts. When used in this document, the words "expect," "may," "believes," and similar expressions are intended to be among the words that identify forward looking statements. Such forward looking statements involve risks and uncertainties, including, but not limited to those risks and uncertainties and other factors set forth as "Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 or detailed from time to time in filings that the company makes with the Securities and Exchange Commission. The forward looking statements included herein are qualified in their entirety by the Cautionary Statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary from those indicated. Although the Company believes that the expectations reflected in the forward looking statements contained herein are reasonable, it can give no assurance that such expectations will prove to be correct.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 15, 1997, the Company held its annual meeting of stockholders for the following purposes: (i) to elect two Class I directors to the Board of Directors (Proposal No. 1); and (ii) to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997 (Proposal No. 2).

         The stockholders elected the persons named below, the Company's nominees for director, as Class I directors of the Company, casting votes for such nominees or withholding votes as indicated:


                                       VOTES FOR              VOTES WITHHELD

Sandra Panem                           5,092,638                  71,263
Alison Taunton-Rigby                   5,092,638                  71,263


         The stockholders approved Proposal No. 2 as follows:


VOTES FOR           VOTES AGAINST         VOTES ABSTAINED      BROKER NON-VOTES

5,160,003               2,310                   1,588                  0

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
  No.       Description
-------     -----------

11                Statement Regarding Computation of Per Share Earnings (Loss)

27                Financial Data Schedule


(b)               Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 1997.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: August 8, 1997          By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name: Kathleen P. Mullinix
                              Title: Chairman, President &
                                     Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name: Robert L. Spence
                              Title: Senior Vice President,
                                     Chief Financial Officer &
                                     Treasurer