Form 10-Q
period 1997-09-30
SYNAPTIC PHARMACEUTICAL CORP
filed 1997-11-07
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

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

                                    Yes X No


As of November 5, 1997, there were 10,525,585 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

 INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30,1997


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item  1. Financial Statements                                              1

Balance Sheets at September 30, 1997 and December 31, 1996                 1

Statements of Operations for the three months ended
 September 30, 1997 and 1996, and for the nine months ended
 September 30, 1997 and 1996                                               2

Statements of Cash Flows for the nine months ended
 September 30, 1997 and 1996                                               3

Notes to Financial Statements                                              4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5



                           PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds                          9

Item 6. Exhibits and Reports on Form 8-K                                  10

Signatures                                                                11


















                                       (i)

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                                      ASSETS
                                                   September 30,  December 31,
                                                        1997           1996
                                                   ------------   -----------
                                                    (Unaudited)    (Audited)
Current assets:
Cash and cash equivalents                               $ 4,599       $ 4,589
Restricted cash                                             712            --
Marketable securities--current maturities                18,025        21,418
Revenue receivable under collaborative agreement             77           192
Restricted security                                          --           712
Other current assets                                        702           458
                                                        -------       -------
Total current assets                                     24,115        27,369

Property and equipment, net                               4,135         2,664

Marketable securities                                     8,285         8,677

Patent and patent application costs,
  net of accumulated amortization                         1,391         1,645
                                                        -------       -------
                                                        $37,926       $40,355
                                                        =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations            $    32       $   106
Accounts payable                                            415           639
Accrued liabilities                                         568           189
Accrued compensation                                        306           380
Deferred revenue                                          1,137            --
                                                        -------       -------
Total current liabilities                                 2,458         1,314

Stockholders' equity:
Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                             --            --
Common Stock, $.01 par value; authorized--
25,000,000 shares; issued and outstanding--7,649,997
  shares in 1997 and 7,633,543 shares in 1996                76            76
Additional paid-in capital                               63,249        63,231
Net unrealized gains (losses) on securities                  29            (1)
Deferred compensation                                      (188)         (296)
Accumulated deficit                                     (27,698)      (23,969)
                                                        -------       -------
Total stockholders' equity                               35,468        39,041
                                                        -------       -------
                                                        $37,926       $40,355
                                                        =======       =======



                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF OPERATIONS
             (in thousands, except share and per share information)
                                   (Unaudited)




                              For the three months      For the nine months
                               ended September 30,       ended September 30,
                               1997          1996        1997          1996
                              -------      -------      -------      -------
Revenues:

Contract revenue              $ 2,267      $ 1,711      $ 7,577      $ 5,133
License Revenue                    --        2,000           --        2,000
Grant revenue                     140          258          382          398
                              -------      -------      -------      -------
Total revenues                  2,407        3,969        7,959        7,531

Expenses:

Research and development        3,529        3,008       10,220        8,492
General and administrative        998          714        2,920        2,078
                              -------      -------      -------      -------
Total expenses                  4,527        3,722       13,140       10,570
                              -------      -------      -------      -------
(Loss) income from
  operations                   (2,120)         247       (5,181)      (3,039)

Other income, net:

Interest income                   487          487        1,457        1,413
Interest expense                   (1)          (5)          (5)         (16)
Gain on sale of securities         --           --           --          212
                              -------      -------      -------      -------
Other income, net                 486          482        1,452        1,609
                              -------      -------      -------      -------
Net (loss) income             $(1,634)     $   729      $(3,729)     $(1,430)
                              =======      =======      =======      =======


Net (loss) income per share    $(0.21)       $0.09       $(0.49)      $(0.19)
                               ======       ======       ======       ======


Shares used in computation
  of net (loss) income
  per share                 7,648,249    7,912,061    7,643,081    7,559,352
                            =========    =========    =========    =========













                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the nine months
                                                         ended September 30,
                                                        1997          1996
                                                       -------      -------
Operating activities:

Net loss                                               $(3,729)     $(1,430)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                              897          716
Amortization of (discounts)/ premiums on securities        (95)         (10)
Amortization of deferred compensation                       97          142
Gain on sale of securities                                  --         (212)
Changes in operating assets and liabilities:
(Increase) in other current assets                        (956)        (343)
Increase (decrease) in accounts payable, accrued
  liabilities and accrued compensation                      82         (281)
Decrease (increase) in collaborative agreement
  revenue receivable                                       115       (1,871)
Increase (decrease) in deferred revenue                  1,137         (562)
                                                       -------      -------
Net cash used in operating activities                   (2,452)      (3,851)


Investing activities:

Sale or maturity of investments                         17,150        8,210
Purchase of investments                                (12,527)     (32,239)
Purchases of property and equipment                     (2,116)        (638)
Increase in patent and patent application costs             --         (509)
                                                       -------      -------
Net cash provided by (used in) investing activities      2,507      (25,176)


Financing activities:

Issuance of common stock, net of repurchases                29        2,972
Payments on capital lease                                  (74)        (102)
Payments on notes receivable from stockholders              --            6
                                                       -------      -------
Net cash (used in) provided by financing activities        (45)       2,876
                                                       -------      -------

Net increase (decrease) in cash and cash equivalents        10      (26,151)


Cash and cash equivalents at beginning of period         4,589       27,681
                                                       -------      -------

Cash and cash equivalents at end of period             $ 4,599      $ 1,530
                                                       =======      =======









                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


Note 1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996, and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods ended September 30, 1997, are not necessarily indicative of the results of operations to be expected for the full year.


Note 2.  Subsequent Event

         On October 30, 1997, the Company sold 2,500,000 shares of common stock at $12.625 per share (the "Offering".) On November 5, 1997, the underwriters exercised an over-allotment option (the "Over-allotment"), granted to them in connection with the Offering, in which the Company sold an additional 375,000 shares at $12.625. Proceeds to the Company, from the sale of the shares sold in the Offering and the shares sold pursuant to the Over-allotment, are $34,141,000 after deducting underwriting commissions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." It is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. The Company is engaged in collaborations with four pharmaceutical companies: Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck"), Novartis Pharma A.G. ("Novartis"), and Warner-Lambert Company ("Warner-Lambert"). Since inception, the Company has financed its operations primarily through the sale of stock and through funds provided by three of its collaborative partners, Lilly, Merck and Novartis, under collaborative agreements. The Company entered into its collaboration with Warner-Lambert in July 1997. The Company also has licensed certain of its technology to The DuPont Merck Pharmaceutical Company ("DuPont Merck").

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

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $27,698,000 at September 30, 1997. The Company expects to continue to incur operating losses for a significant number of years and may not become profitable, if at all, until it begins to receive royalty revenue. To date, the Company has not received any royalty revenue and does not expect to receive such revenue for a significant number of years, if at all.


Results of Operations


Comparison of the Three Months Ended September 30, 1997 and 1996

         Revenues. The Company recognized revenue of $2,407,000 and $3,969,000 for the three months ended September 30, 1997 and 1996, respectively. The decrease of $1,562,000 was attributable primarily to: the recognition during the third quarter of 1996 of $2,000,000 of non-recurring license revenue under the terms of one of the Company's license and collaboration agreements and a decrease in grant revenue of $118,000; both of which were offset by an increase in contract revenue of $556,000 which was primarily due to the expansion of the Company's collaborative arrangement with Lilly.

         Research and Development Expenses. The Company incurred research and development expenses of $3,529,000, and $3,008,000 for the three months ended September 30, 1997 and 1996, respectively. The increase of $521,000, or 17%, in research and development expenses was attributable primarily to: an increase of $325,000 in compensation expense resulting from a net average headcount increase of 26 research personnel, annual salary increases for the scientific staff and an associated increase in fringe benefit expenses; an increase of $207,000 in research supply costs; an increase of $131,000 in facility related costs; all of which was offset by a reduction in grant equipment expense of $175,000.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $998,000 and $714,000 for the three months ended September 30, 1997 and 1996, respectively. The increase of $284,000, or 40%, was attributable primarily to $251,000 in patent and patent related expenses for the quarter ended September 30, 1997 resulting from the expensing of all patent and patent application costs as incurred, effective October 1, 1996.

         Other Income, Net. The Company recorded other income, net of interest expense, of $486,000 and $482,000 for the three months ended September 30, 1997 and 1996, respectively.

         Net (Loss) Income and Net (Loss) Income Per Share. The Company incurred a net loss of $1,634,000, ($0.21 per share), and had net income of $729,000, ($0.09 per share), for the three months ended September 30, 1997, and September 30, 1996, respectively. The increase of $2,363,000 in net loss was primarily attributable to the recognition during the third quarter of 1996 of $2,000,000 of non-recurring license revenue.


Comparison of the Nine Months Ended September 30, 1997 and 1996

         Revenues. The Company recognized revenue of $7,959,000 and $7,531,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase of $428,000 was attributable primarily to: an increase in contract revenue of $2,444,000 resulting from the expansion of the Company's collaborative arrangement with Lilly and increases in rates charged per full-time equivalent scientist under collaborative arrangements from which the Company is receiving funding partially offset by a decrease of $2,000,000 of non-recurring license revenue under the terms of one of the Company's license and collaboration agreements during the third quarter of 1996.

         Research and Development Expenses. The Company incurred research and development expenses of $10,220,000, and $8,492,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase of $1,728,000, or 20%, in research and development expenses was attributable primarily to: an increase of $891,000 in compensation expense resulting from a net average headcount increase of 22 research personnel, annual salary increases for the scientific staff and an associated increase in fringe benefit expenses; an increase of $606,000 in research supply costs; an increase of $324,000 in facility related costs; all of which was offset by a reduction in grant equipment expense of $175,000.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $2,920,000 and $2,078,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase of $842,000, or 41%, was attributable primarily to $729,000 in patent and patent related expenses for the nine months ended September 30, 1997 resulting from the expensing of all patent and patent application costs as incurred, effective October 1, 1996.

         Other Income, Net. The Company recorded other income, net of interest expense, of $1,452,000 and $1,609,000 for the nine months ended September 30, 1997 and 1996, respectively. The decrease of $157,000 was primarily attributable to the recognition of gain on sale of securities.

         Net Loss and Net Loss Per Share. The net loss incurred by the Company was $3,729,000 ($0.49 per share), and $1,430,000 ($0.19 per share) for the nine months ended September 30, 1997 and 1996, respectively. The increase of $2,299,000 in net loss was primarily attributable to the recognition during the third quarter of 1996 of $2,000,000 of non-recurring license revenue.

         The Company does not believe that inflation has had a material impact on its results of operations for either the three month period or the nine month period which ended September 30, 1997.


Liquidity and Capital Resources

         At September 30, 1997 and December 31, 1996, cash, cash equivalents and marketable securities were in the aggregate $30,909,000 and $34,684,000, respectively. The decrease of $3,775,000 was attributable primarily to the net loss for the nine months of $3,729,000 and the purchase of capital equipment and leasehold improvements of $2,116,000 offset by the receipt in the third quarter of $1,137,000 in quarterly contract research funding which will be recognized in the fourth quarter and depreciation and amortization expense of $899,000 recorded in its statement of operations for the nine months ended September 30, 1997. On October 30, 1997, the Company sold 2,500,000 shares of common stock at $12.625 per share. On November 5, 1997, the underwriters exercised an Over-allotment option, granted to them in connection with the Offering, in which the Company sold an additional 375,000 shares at $12.625. Proceeds to the Company from the sale of the shares sold in the Offering and the shares sold pursuant to the Over-allotment are $34,141,000 after deducting underwriting commissions. In addition to the cash, cash equivalents and marketable securities described above, the Company had $712,000 in restricted cash recorded in its balance sheet at September 30, 1997. This restricted cash is held in one of the Company's investment accounts and secures lease payments to the Company's landlord for one full year and secures the outstanding balance due on an equipment lease.

         To date, the Company has met its cash requirements through the sale of its stock, through licensing fees, research funding and milestone payments received under the collaborative agreements with Lilly, Merck and Novartis, through SBIR grants and through interest earned on its investments. As of September 30, 1997, the Company had received: approximately $62,000,000 from the sale of its stock; approximately $46,000,000 in licensing fees, research funding and milestone payments under its collaborative arrangements; approximately $3,200,000 in SBIR grants; and approximately $5,900,000 in other income, net. To date, the portion of these funds that has been expended by the Company has been used principally to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

         At September 30, 1997, the Company was involved in collaborative arrangements with Lilly, Merck, Novartis and Warner-Lambert. Lilly, Merck and Novartis are providing research funding to the Company during 1997 and Lilly and Novartis are expected to provide research funding to the Company during 1998. The aggregate amount of research funding under these arrangements which the Company expects to receive during the remainder of 1997 and during 1998 is approximately $1,107,000 and $6,678,000, respectively. Warner-Lambert does not currently provide research funding to the Company and the Company does not expect that such funding will be provided, if at all, until 1999. Research funding under the Lilly agreement is scheduled to expire on December 31, 1998. Research funding under the Merck agreement is scheduled to expire on November 30, 1997. Research funding under the Novartis agreements is scheduled to expire on August 3, 1998.

         At September 30, 1997, the Company had invested an aggregate of $7,675,000 in property and equipment. During the first nine months of 1997, the Company spent approximately $2,116,000 on capital improvements. Of this amount, approximately $1,400,000 related to the expansion of laboratory space and improvements to the Company's assay screening systems. In addition, the Company continues to convert currently underutilized space into laboratory facilities beyond the level which existed at September 30, 1997.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 1999. The minimum annual payment under the lease is $691,000.

         At September 30, 1997 the Company had available funds of $30,909,000. The Company believes that its cash and marketable securities on hand, funds it will receive from its collaborative partners and under SBIR grants and interest income, together with the net proceeds received from the Offering and from the shares sold pursuant to the Over-allotment, will be sufficient to fund an increased operating expense level through the year 2000. The Company expects to continue to incur operating losses for a significant number of years.

         As of December 31, 1996, the Company had net operating loss carryforwards of approximately $21,000,000 for Federal income tax purposes that will expire principally in the years 2002 through 2011. In addition, the Company had research and development credit carryforwards which will expire principally in 2002 through 2009. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in the company's ownership in 1993, the utilization of approximately $6,000,000 of net operating loss carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited. A further limitation of the net operating losses and research and development credit carryforwards may occur if there is a further change in ownership in connection with the Offering mentioned above.

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

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds


         Securities Act Rule 229.463 ("Rule 463") required issuers to report on Form SR their use of proceeds, following an initial public offering, within ten days of the first three months following the effective date of the registration statement, and every six months thereafter, until the application of all such proceeds was complete. Effective September 2, 1997, pursuant to Release No. 34-38850, the Securities and Exchange Commission ("SEC") amended Rule 463 to eliminate Form SR and now requires a first-time registrant to report the application of proceeds in each of its periodic Exchange Act reports until the application of such proceeds is complete. Prior to September 2, 1997, the Company utilized Form SR to report the application of proceeds received by the Company following its initial public offering.

         The information provided below represents a reasonable estimate of the cumulative application, through September 30, 1997, of the net proceeds of $25,194,000 which were received following the Company's initial public offering on December 13, 1995:


Construction of plant, building and facilities                     $   208,000

Purchase and installation of machinery and equipment               $ 2,554,000

Working capital                                                    $11,580,000


         Except for payments described in the following sentence, the cumulative application of the net offering proceeds listed above represent direct payments to others. No payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their attendance at board meetings or for their services provided to the Company under consulting arrangements, if any.

         At September 30, 1997, the status of proceeds pending final application are as follows:


Temporary investment of proceeds in marketable securities          $10,852,000

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
  No.       Description
-------     -----------

* 10.1      Collaborative Research and License Agreement between Synaptic
             Pharmaceutical Corporation and Warner-Lambert Company

  11        Statement Regarding Computation of Per Share Earnings (Loss)

  27        Financial Data Schedule


* Portions of this Exhibit have been omitted and filed separately with the Secretary of the Securities and Exchange Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


(b)         Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 1997.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: November 7, 1997        By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name: Kathleen P. Mullinix
                              Title: Chairman, President &
                                      Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name: Robert L. Spence
                              Title: Senior Vice President,
                                     Chief Financial Officer &
                                     Treasurer