Form 10-K
period 1997-12-31
SYNAPTIC PHARMACEUTICAL CORP
filed 1998-03-27
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                                    Mark One:
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                      07652
                                   (Zip Code)

                                 (201) 261-1331
              (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant was approximately $142,600,000 as of March 2, 1998, based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market on such date. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

         As of March 2, 1998, there were 10,674,945 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Synaptic Pharmaceutical Corporation Proxy Statement, to be filed not later than 120 days after December 31, 1997, in connection with the registrant's 1998 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement," are incorporated by reference into Part III of this Report on Form 10-K.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

      INDEX TO REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1997



                                   Part I                                   Page
                                                                            ----
Item  1. Business...........................................................  1
Item  2. Properties......................................................... 30
Item  3. Legal Proceedings.................................................. 30
Item  4. Submission of Matters to a Vote of Securityholders................. 30

                                     Part II

Item  5. Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................... 31
Item  6. Selected Financial Data............................................ 33
Item  7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 33
Item  8. Financial Statements............................................... 43
Item  9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................. 64

                                    Part III

Item 10. Directors and Executive Officers of the Registrant................. 65
Item 11. Executive Compensation............................................. 65
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 65
Item 13. Certain Relationships and Related Transactions..................... 65

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 66




                                       (i)

                                     Part I


Item 1.  Business

Overview

         Synaptic Pharmaceutical Corporation ("Synaptic" or the "Company") is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." The Company is utilizing this technology to discover and clone the genes that code for human receptor subtypes associated with specific disorders and is working both independently and together with its collaborative partners to design compounds that can potentially be developed as drugs for treating these disorders. In addition to conducting several internal programs, the Company is currently collaborating with Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck"), Novartis Pharma AG ("Novartis"), the Warner- Lambert Company ("Warner-Lambert") and Grunenthal GmbH ("Grunenthal") on more than twelve separate drug discovery programs covering ten therapeutic areas.

         Synaptic's human receptor-targeted drug design technology is the result of an integrated approach to four life science fields: molecular biology; cell biology; pharmacology; and chemistry, including medicinal, combinatorial and computer-assisted chemistry. This technology allows chemists to focus their drug discovery efforts on a specific human receptor subtype target. The Company believes that its technology provides three distinct advantages over the traditional approach to drug discovery in which compounds are screened against animal tissues containing many different receptor subtypes. First, by having an isolated receptor subtype as a target, chemists are better able to design compounds that interact with only the target of interest and not with other receptors that may be responsible for side effects. Second, the Company believes that using human receptor subtypes as drug design targets will substantially reduce the number of problems that often arise during the drug development process as a result of differences in a compound's activity in humans compared to its activity in animal tissues. Third, Synaptic believes that its technology may be more cost-effective than traditional drug discovery because the Company and its collaborative partners can eliminate or redesign compounds that react poorly with human receptor targets prior to initiating the costly activities related to preclinical testing and clinical trials.

         Synaptic focuses its receptor and drug discovery efforts on members of a receptor superfamily known as "G protein-coupled receptors." The Company selected this receptor family for two principal reasons. First, many G protein-coupled receptors have been shown to be effective drug targets, as evidenced by the commercial availability of drugs for a wide variety of therapeutic applications that work by means of their interactions with G protein-coupled receptors. Second, the G protein-coupled receptor superfamily is extremely large and diverse and, based on several estimates, exceeds 1,000 receptors, with its members being involved in the mediation of a broad array of physiological functions. Accordingly, the Company believes that there are substantial opportunities to use many members of the G protein-coupled receptor superfamily as targets for novel drugs.

         The Company and Lilly have been collaborating since 1991 to develop drugs for a variety of therapeutic applications. One of their drug discovery programs, focused on the development of a drug for the treatment of migraine, is in Phase II clinical trials in Europe. Two other programs that are the subject of the collaboration, which are focused on the development of drugs for the prophylactic treatment of migraine and for the treatment of depression, are in the late preclinical stage of development. In addition, two programs that are the subject of the collaboration, which are focused on the development of drugs for the treatment of smoking cessation and obesity, are in the early preclinical stage of development. The Company and Merck have been collaborating since

1993 on a program focused on the development of a drug for the treatment of benign prostatic hyperplasia ("BPH"). This program is in the late preclinical stage of testing. The Company and Novartis have been collaborating since 1994 on a program focused on the development of a drug for the treatment of obesity. This program is in the early preclinical stage of development. In July 1997, the Company entered into a collaborative arrangement with Warner-Lambert focused on multiple therapeutic applications, including obesity, diabetes, Alzheimer's Disease, depression and pain. Finally, in January 1998, the Company entered into a collaborative arrangement with Grunenthal. Unlike the Company's other collaborations which are focused on a single receptor family but which may result in drugs for multiple therapeutic applications, the Grunenthal collaboration is focused on the development of drugs for a single therapeutic application--pain--but may involve multiple receptor families.

         Three of the Company's collaborative partners, Lilly, Merck and Novartis, provide the Company with financial support for research. In addition, as part of its collaboration with the Company, Warner-Lambert is required upon the occurrence of certain events to provide the Company with financial support for research and, at the Company's option, to purchase equity in the Company. Each of these four collaborative partners is responsible for all development costs and is required to make payments to the Company upon the achievement of certain milestones and to pay royalties to the Company based upon net sales of any drugs resulting from its collaboration with the Company. With respect to the Grunenthal collaboration, the Company and Grunenthal are responsible for their own expenses incurred during the research stage of any project undertaken as part of the collaboration but will each be responsible for 50% of all development costs incurred as part of the project with respect to any resulting drug candidates up to the commencement of Phase III clinical trials. Synaptic will retain manufacturing and marketing rights in the United States, Canada and Mexico with respect to any drug candidates resulting from the collaboration, while Grunenthal will retain manufacturing and marketing rights in Europe, Central America (other than Mexico) and South America with respect to any such candidates. The two companies will share these rights in all other countries. With respect to each country in its own territories and in the shared territories in which it desires to market a drug candidate, each of Synaptic and Grunenthal will be responsible for conducting Phase III clinical trials, if required, for obtaining any necessary regulatory approval and for all associated costs.

         In March 1998, the Company entered into an Option and License Agreement (the "Glaxo Agreement") with Glaxo Group Limited ("Glaxo") pursuant to which the Company granted Glaxo a license under its patent rights, as well as an option to obtain an additional license under its patent rights, relating to certain of the Company's technology. In consideration for the license and option, Glaxo paid the Company $2 million. In addition to the $2 million payment, Glaxo is required to pay royalties to the Company based upon net sales of drugs covered by the license. An additional payment is required in order for Glaxo to exercise the option to obtain the additional license and, if Glaxo exercises the option, it is required to pay to the Company royalties based upon net sales of drugs covered by such additional license, as well as to make payments to the Company upon the achievement of certain milestones. Unlike the agreements with Lilly, Merck, Novartis, Warner-Lambert and Grunenthal, the Glaxo Agreement does not provide for any collaboration between the Company and Glaxo.

         In November 1997, the Company received net proceeds of $33,822,000, after deducting offering expenses payable by the Company, from an underwritten public offering of its Common Stock.

         Certain discussions in this Report refer to various phases of preclinical testing and clinical trials. For a description of such phases, see the footnotes in the table entitled "Summary of Synaptic's Receptor and Drug
Discovery  Programs" set forth under  "--Receptor  and Drug Discovery  Programs:
Focus on G Protein-Coupled Receptor Superfamily."

Business Strategy

         Synaptic's business strategy is to develop, together with its collaborative partners, a broad array of drugs based upon the Company's human receptor-targeted drug design technology. This strategy consists of four principal objectives, the first of which is to aggressively discover and clone G protein-coupled receptor genes. As of March 2, 1998, Synaptic had received United States patents relating to eleven of these receptor genes and related drug discovery systems and several United States patent applications relating to the Company's receptor gene discoveries were pending. In addition, several corresponding patents had been issued in other countries and additional corresponding patent applications had been filed in other countries.

         The Company's second objective is to efficiently discover and design potential drugs through the use of its human receptor-targeted drug design technology. The Company and its collaborative partners are using this technology to design, synthesize and optimize compounds for further development. The Company's two approaches to designing and synthesizing compounds include traditional medicinal chemistry and the newer technology of combinatorial
chemistry,   each  of  which  is  supported  by  the   Company's   expertise  in
computer-assisted molecular modeling. With both approaches, the Company's chemists and pharmacologists use their knowledge of the structures of targeted receptor subtypes to design and synthesize initial chemical structures that are then optimized. Synaptic's chemists are currently involved in six drug discovery programs, three of which are being conducted in collaboration with the Company's partners. The Company's partners may select compounds for testing in the Company's drug discovery systems from the Company's existing libraries of compounds, their own existing libraries of compounds or newly discovered or designed compounds.

         The Company's third objective is to leverage resources and generate royalty-based revenues through collaborations and licensing arrangements with pharmaceutical companies. Towards this objective, the Company to date has focused most of its scientific resources on the discovery and design phases of the drug development process and has entered into royalty-based collaborations in which its pharmaceutical partners participate in the early phases of the drug development process and assume principal responsibility for preclinical testing, clinical trials and commercialization. In these types of arrangements, the Company's collaborative partners are generally required to provide the Company with financial support for research, milestone payments and royalties tied to net sales of any drugs resulting from the collaborations. By pursuing this objective, Synaptic gains access to the expertise and resources of its partners, while simultaneously maintaining relatively low capital requirements. In addition to these collaborations, the Company has licensed certain patent rights to Glaxo under the Glaxo Agreement. Glaxo is conducting the research and development activities relating to the license independently of Synaptic and is required to pay Synaptic royalties tied to net sales of any drugs covered by the license.

         The Company's fourth objective is to retain ownership rights to certain products developed through the use of its technology. The Company is seeking to achieve this objective in a variety of manners, including the exploration of and entry into collaborations with pharmaceutical companies in which the Company increases its participation in and funding of drug development activities conducted as part of such collaborations. Through such arrangements, the Company believes that it may be able to gain access to additional chemistry, in vivo pharmacology, preclinical and clinical expertise, as well as to retain a greater portion of the downstream financial benefits associated with the commercialization of any products resulting from such arrangements.

Background

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

         Many different kinds of receptors involved in cellular communication exist in the human body. Receptors are first classified into categories, called "superfamilies," based upon similarities in their biochemical and structural properties. There are four principal superfamilies of receptors: the G protein-coupled receptor superfamily, the receptor protein-tyrosine kinase superfamily, the ligand-gated ion channel superfamily and the intracellular receptor superfamily. The receptors included within each superfamily are then subcategorized into groups, called "families," based upon the specific ligands with which they interact. Examples of receptor families within the G protein-coupled receptor superfamily are the serotonin, adrenergic, neuropeptide Y ("NPY") and galanin families of receptors. Each member of each family is called a "receptor subtype."

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


         Receptor-Based Drug Therapy--The Traditional Approach

         Many illnesses arise because of abnormalities in intercellular communication, and the concept of receptor-based drug therapy was developed to address this problem. The goal of receptor-based drug therapy is to develop drugs that will interact with the receptor believed to be associated with the targeted abnormality, thereby inhibiting or enhancing the cascade of events that is mediated by the receptor. A number of receptor- based drugs have been developed and are currently being used. In general, however, these drugs do not differentiate among receptor subtypes and, while they may indeed interact with the targeted receptor subtypes, thereby having some therapeutic effect, they may also interact with other receptor subtypes within the same family as the targeted receptor subtypes. These other receptor subtypes may be associated with other physiological functions, and interactions of these drugs with them often result in undesirable side effects. In addition, many of these drugs have limited therapeutic utility because they must be used in suboptimal doses in order to minimize these side effects.

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

         The Company's technology makes it possible not only to clone receptor subtypes previously believed or known to exist, but also to discover and clone receptor subtypes which had previously been undetectable in animal tissues because they were present in concentrations too low to detect using traditional pharmacological techniques. Many of these newly discovered receptor subtypes may provide opportunities for the design of novel drugs. In addition, the Company believes that its ability to access and to use individual cloned human receptor subtypes in its drug design efforts will yield safer and more effective drugs than those currently available.

Synaptic further believes that its technology may make the drug development process more predictive and cost-effective than the traditional approach because the Company and its collaborative partners eliminate or redesign non-subtype-selective compounds and compounds that react poorly with human targets at an early stage of the process rather than at the costly later stages of preclinical testing and clinical trials. Finally, drugs developed through the use of the Company's human receptor-targeted drug design technology will be small molecule drugs which offer possibilities of avoiding specialized delivery approaches and which may be delivered orally.

         The Company also believes that its success in the discovery of receptor subtypes will enable it to further refine the understanding of many disease processes. There is increasing evidence to suggest that some disorders may actually involve the malfunctioning of any one of a variety of receptor subtypes included within different receptor families. For example, in the case of obesity, there are pharmacological data indicating that an NPY receptor subtype is involved in controlling appetite, while a galanin receptor subtype may be involved in craving for fats in the diet. As a result, more than one drug could be developed to treat obesity, but such drugs would work through different biological mechanisms by exerting their therapeutic effects by interacting with receptor subtypes belonging to different families. The Company believes that its human receptor-targeted drug design technology may make it possible to discover two or more separate drugs that could benefit distinct patient populations whose symptoms (for example, obesity), while identical, stem from different physiological disorders and therefore require different treatments. Consequently, it has initiated several programs in which different receptor subtypes are being used as drug targets for the same therapeutic application.

         To date, the Company has not completed development of any drugs and does not expect that drugs developed by it or its collaborative partners will be commercially available for a number of years.


         Receptor Gene Discovery and Cloning

         The Company's principal receptor cloning projects to date have focused on four families of receptors within the G protein-coupled superfamily of receptors: the serotonin, alpha adrenergic, NPY and galanin receptor families. Additional projects directed toward other receptor families are ongoing.

         The Company's collection of cloned genes that code for receptors in the G protein-coupled receptor superfamily comprises human genes, as well as genes from various other mammalian species that correspond to the human genes. These receptor genes include genes that were discovered by the Company and genes that were discovered by others about which information is publicly available. In general, the Company seeks to patent those cloned receptor genes and those drug discovery systems that it has discovered or invented. As of March 2, 1998, the Company had received United States patents relating to eleven receptor genes and related drug discovery systems and several United States patent applications relating to the Company's receptor gene discoveries were pending. In addition, several corresponding patents had been issued in other countries and additional corresponding patent applications had been filed in other countries. There can be no assurance that the Company will be awarded patents in respect of any of its pending patent applications.


         Drug Discovery Systems

         Once the Company clones the gene for a targeted receptor subtype, it places the gene into a recipient cell which then expresses the targeted receptor subtype on its surface. This cell, which expresses a single population of the targeted human receptor subtype, is then propagated in the laboratory by the Company's cell biologists, resulting in the establishment of a cell line. This cell line, which constitutes a drug discovery system, is used in two different types of assays: binding assays and functional assays. In Synaptic's binding assays, the Company's pharmacologists measure the affinity of a compound for both the receptor subtype that is the target of a particular drug discovery program and the other receptor subtypes that could be associated with side effects. These measurements help to predict the potency of a compound, as well as the degree of selectivity that the compound has for the targeted receptor subtype over other receptor subtypes. The data obtained from binding assays enable the chemists to design compounds toward or away from one or more of the relevant subtypes, as appropriate, for optimal therapeutic efficacy. In Synaptic's functional assays, the Company's pharmacologists determine the nature of the response of the receptor subtype to the compound. Data from the functional assays show whether the compound is acting to inhibit or enhance the activity of the receptor subtype. By enabling the Company's pharmacologists to evaluate compounds rapidly at their ultimate human receptor subtype targets, the Company's proprietary drug discovery systems serve as tools that the Company's and its partners' or licensees' chemists can use to rationally design drugs that will be more effective and have fewer or substantially less severe side effects than existing drugs. Although the Company believes that its drug discovery systems accurately measure the properties of a compound's interaction with the human receptor subtypes, there are many additional factors, such as the drug's stability in the body or its ability to be administered orally, that impact the ultimate pharmaceutical success of a compound.


         Chemistry and Molecular Pharmacology

         The Company employs two approaches to designing and synthesizing receptor subtype-selective compounds, traditional medicinal chemistry and the newer technology of combinatorial chemistry, both of which are supported by the Company's expertise in computer-assisted molecular modeling. With both approaches, the Company's chemists and pharmacologists use their knowledge of the structures of the targeted receptor subtypes and known compounds to design and synthesize structures that will have activity at these subtypes.

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


Receptor and Drug Discovery Programs: Focus on G Protein-Coupled
 Receptor Superfamily

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

         The Company chose to focus on the G protein-coupled receptor superfamily because it believes that this superfamily provides the optimum opportunity for the exploitation of its human receptor-targeted drug design technology. First, it is known that G protein-coupled receptors play a major role in intercellular communication and that drugs that block ("antagonists") or enhance ("agonists") their activity have therapeutic utility. Examples of such drugs include: Zantac(R), a histamine receptor antagonist for the treatment of ulcers; Claritin(R), a histamine receptor antagonist for the treatment of allergy; Propulsid(R), a serotonin receptor agonist for the treatment of gastric motility disorder; Imitrex(R), a serotonin receptor agonist for the treatment of migraine headache; and Hytrin(R), an adrenergic receptor antagonist for the treatment of hypertension and BPH. Second, there is a large body of knowledge about some of the basic structural elements of drugs that interact with these receptors that has accumulated over the years from which the Company and its collaborative partners can draw in beginning their drug discovery programs. Third, the G protein-coupled receptor superfamily is extremely large and, based on several estimates, exceeds 1,000 receptor subtypes belonging to more than 40 known families and an unknown number of additional families the ligands of which have not yet been identified. To the Company's knowledge, fewer than half of the genes that code for these subtypes have been cloned.

         The Company's primary drug discovery programs are focused on human serotonin, adrenergic, NPY and galanin receptor subtypes. The serotonin programs are being conducted by the Company in collaboration with Lilly. One of the alpha adrenergic programs is being conducted by the Company in collaboration with Merck and the other alpha adrenergic program is being conducted by the Company in collaboration with Grunenthal. Of the Company's three NPY programs, one is being conducted by the Company in collaboration with Novartis and two are being conducted by the Company independently. The galanin program is being conducted by the Company in collaboration with Warner-Lambert.

         Total operating expenses incurred by the Company for each of the fiscal years 1997, 1996 and 1995 were $17,853,000, $14,319,000 and $12,078,000, respectively, of which approximately $9,785,000, $6,943,000 and $7,670,000, respectively, was funded by the Company's collaborative partners. In 1996, following the completion of its initial public offering in December 1995, the Company increased its internal research and development spending. The Company again increased internal research and development spending during 1997 and the Company intends to further increase such spending during 1998.

         Certain of the Company's receptor and drug discovery programs are summarized in the following table:

                              Summary of Synaptic's
                      Receptor and Drug Discovery Programs


Program(1)       Receptor(s)  Primary Indication(s)        Status(2)    Partner
--------------   ------------ ---------------------- ----------------- ---------
Serotonin        1F           Acute Migraine         Phase II Clinical Eli Lilly
                 2B           Migraine Prophylaxis   Late Preclinical  Eli Lilly
                 __(3)        Depression             Late Preclinical  Eli Lilly
                 1A           Smoking Cessation      Early Preclinical Eli Lilly
                 2C           Obesity                Early Preclinical Eli Lilly

Alpha
 Adrenergic      1a           Benign Prostatic
                                 Hyperplasia         Late Preclinical      Merck
                 2a, 2b or
                 2c (3)       Pain                   Leads Identified Grunenthal


Neuropeptide Y   Y5           Obesity                Early Preclinical  Novartis
                 Y2           Pain                   Discovery               (4)
                 Y2           Anxiety and
                                 Depression          Leads Identified         --


Galanin          1, 2, and 3  Obesity, Diabetes,     Cloning and         Warner-
                                 Alzheimer's Disease,    Discovery       Lambert
                                 Depression and Pain

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

         "Early Preclinical" refers to the stage at which one or more leads have been identified and are being tested in in vitro or in vivo model systems for one or more indications. In addition, at this stage lead compounds may have been shown to be active in animal models for one or more indications and preliminary toxicology and pharmacokinetics studies will also have been concluded.

         "Late Preclinical" refers to the stage preceding the Phase I Clinical stage at which a clinical candidate has been selected, scale-up of such candidate is underway or completed, and toxicology and pharmacokinetics studies are planned or underway or have been concluded.

         "Phase I Clinical" refers to the stage preceding the Phase II Clinical stage at which a drug candidate is being or has been administered to a small group of healthy human subjects for the purpose of testing for safety (adverse effects), dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology.

         "Phase II Clinical" refers to the stage at which a drug candidate is being or has been administered to a small sample of the actual intended patient population to seek to assess the efficacy of the drug candidate for the specific targeted indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

         "Phase III Clinical" refers to the stage at which a drug candidate is being or has been administered to a broader sample of the general patient population at geographically dispersed study sites to establish further clinical safety and efficacy of the drug candidates in order to determine its overall risk-benefit ratio and to provide an adequate basis for all physician labeling.

(3) The specific receptor subtype that is the focus of this program is confidential to the Company and its collaborative partner.

(4) While Synaptic is currently conducting this program independently, Synaptic has agreed to reserve the Y2 receptor as a potential target for drugs for the alleviation of pain exclusively for its collaboration with Grunenthal.

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

         Of the 14 serotonin receptor subtype genes that have been discovered and cloned, the Company believes that it is responsible for the discovery and cloning of seven. The Company has been issued United States patents covering six of these receptor genes and related drug discovery systems. A patent application covering the seventh of these genes and the related drug discovery system and additional patent applications relating to all of these genes have been filed in the United States. In addition, several corresponding patent applications have been filed in other countries. The Company has found, through the use of these cloned receptor genes and related drug discovery systems, that the serotonin system is significantly more complex than had previously been understood and
believes  that  the  use  of  its  technology  to  design   serotonin   receptor
subtype-selective drugs will result in new serotonergic drugs with improved efficacy and side effect profiles, as well as serotonergic drugs for new therapeutic applications. There can be no assurance, however, that the Company will be successful in designing a serotonin receptor subtype-selective drug that will achieve the foregoing desired effect.

         The Company, in collaboration with Lilly, is currently conducting drug discovery programs focused on a number of serotonin receptor subtypes and therapeutic applications. As part of the collaboration, compounds supplied by Lilly are assayed by the Company in its serotonin receptor subtype drug discovery systems. To date, receptor subtype-selective compounds have been identified for a number of serotonin programs. The program focused on the discovery and development of a drug for the treatment of migraine headache is currently in Phase II clinical trials in Europe and as of March 2, 1998, Lilly confirmed that it expects to complete such trials and to begin analyzing the data from the trials during the second quarter of 1998. In connection with the collaboration, Lilly received an exclusive worldwide license to use all but two of the Company's existing serotonin drug discovery systems for the development and commercialization of serotonergic drugs. Certain of the serotonin programs are described below.


         Migraine Headache

         Migraine headaches are periodic throbbing headaches often accompanied by nausea and vomiting. One of the newer drugs available for the treatment of migraine, Imitrex(R), is an agonist of certain serotonin receptor subtypes that was discovered using the traditional approach to drug discovery. Although effective in most patients, the drug has been associated with the tightening of the coronary blood vessels. As a result, the drug is contraindicated both in patients with ischemic heart disease and in patients with symptoms of ischemic heart disease. In addition, because of the cardiovascular risks, it is recommended that, in the case of any patient in whom unrecognized coronary disease is comparatively likely, the first dose of the drug be administered in a physician's office. Finally, the drug is poorly absorbed from the gastrointestinal tract. Therefore, to be most effective, it must be given by injection or by nasal spray.

         The Company and Lilly are focused on developing anti-migraine compounds with increased efficacy and reduced side effects. Through the use of its serotonin receptor subtype drug discovery systems, Synaptic scientists discovered that Imitrex(R) reacted strongly with three serotonin receptor subtypes, serotonin 1B and 1D, both of which were long thought to be the targets for anti-migraine effects, as well as serotonin 1F. Synaptic scientists proposed that the appropriate serotonin receptor subtype for the treatment of migraine is the serotonin 1F receptor subtype. Together with scientists at Lilly, Synaptic scientists identified compounds that are selective agonists of the serotonin 1F receptor subtype. These compounds were tested in animal models at Lilly and shown to be orally active and to have a long duration of action. The compounds were also shown to be potent in an animal model that is thought by many scientists in the field to be predictive of therapeutic utility for the treatment of migraine. Furthermore, these compounds were inactive in vasoconstriction assays at Lilly, thereby suggesting that the possible adverse events reported for Imitrex(R) would not limit the treatment potential of a 1F-selective agonist for migraine. Lilly is currently conducting Phase II clinical trials with one of these compounds in Europe. Synaptic has been issued a United States patent covering the use of genetically engineered cells expressing the human serotonin 1F receptor subtype to identify compounds that bind to the receptor subtype, as well as a United States patent covering the gene encoding the receptor subtype. In addition, Lilly has been issued a United States patent covering the use of 1F agonists exhibiting minimal vasoconstrictive effects for the treatment of migraine.

         The Company and Lilly are also focused on the discovery of safer and more efficacious drugs for the prophylactic treatment of migraine. Despite significant progress in the development of therapies for the acute treatment of migraine, much less progress has been made in the development of a prophylactic treatment. Patients who regularly experience two to six migraines per month are, according to criteria established by the International Headache Society, considered to be candidates for such a treatment. Presently, two beta adrenergic blockers, Inderal(R) and Blocadren(R), ergot alkaloids, such as Sansert(R), and an anticonvulsant, Depakote(R), have been approved for the prophylaxis of migraine. These drugs generally have limited efficacy due to their potential for significant deleterious side effects. Inderal(R) and Blocadren(R) must be used with caution in patients with certain pulmonary diseases because they can produce bronchoconstriction and in patients with congestive heart failure because they can cause coronary depression. Ergot alkaloids can cause vasoconstriction leading to myocardial ischemia or gangrene in the extremities and should not be used by pregnant women. Depakote(R) can cause fatal hepatic failure and, like ergot alkaloids, should be avoided by pregnant women.

         Through the use of Synaptic's serotonin receptor subtype drug discovery systems, scientists at Synaptic and Lilly have discovered compounds that are selective antagonists of the serotonin 2B receptor subtype, which is thought to be a potential target for migraine prophylaxis. These compounds are active in an animal model that is thought by many scientists in the field to be predictive of therapeutic utility for the treatment of migraine and it is believed that such compounds may provide safer and more effective prophylactic therapy for those who suffer frequent migraine. One of these compounds has been selected by Lilly for possible development and is undergoing late preclinical testing.


         Smoking Cessation

         There are more than 150 million smokers in major market countries, more than 30 million of whom attempt each year to quit smoking. Chronic use of tobacco is causally linked to a variety of serious diseases, including coronary heart disease, cancer and emphysema. Nicotine patches and nicotine gum have been used as smoking cessation aids, but have met with limited success. Recently, Wellbutrin(R), which has been available for a number of years as an antidepressant, was approved by the United States Food and Drug Administration (the "FDA") for marketing in a sustained release formulation (Zyban(R)) for use as an aid to smoking cessation. Clinical studies show that Zyban(R), either alone or in combination with transdermal nicotine, increases the rate of smoking cessation. However, the long-term response rate to Zyban(R) as an aid in smoking cessation is low (about 20%). In addition, the active ingredient in Zyban(R) has been reported to cause seizures in about 0.4% of patients, along with agitation and insomnia.

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


         Obesity

         Drug treatment for obesity has traditionally been used as a short-term adjunct to diet and exercise. Most drugs approved for the treatment of obesity act centrally through catecholaminergic and/or serotonergic pathways. Earlier compounds, such as Benzedrine(R) and Dexedrine(R), were plagued by problems of tolerance, abuse and cardiovascular side effects. More recently, Pondimin(R) and Redux(R), which act by releasing the neurotransmitter serotonin, were widely used, either alone or in combination with phentermine (Phen-Fen). However, both of these drugs have been withdrawn from the market pursuant to a request by the FDA because they appear to cause heart valve defects and pulmonary hypertension. The mechanism by which Pondimin(R) and Redux(R) cause this cardiac and pulmonary toxicity is unknown, but similar toxicity is not seen with other serotonergic drugs, such as Prozac(R) and Zoloft(R), which are widely used as antidepressants.

         While it has been proven that serotonergic transmission can regulate food intake, it has not been clear which of the serotonin receptor subtypes is responsible for this action. Studies involving genetically altered mice which lack serotonin 2C receptors indicate that this serotonin receptor subtype may play a role. These mice are normal at birth but become obese as they get older, and their obesity is associated with increases in food intake levels and insulin resistance. A possible correlation in humans is provided by the observation that patients treated with drugs such as clozapine, imipramine, and amitriptyline, all of which have, in addition to their principal actions, substantial blockade of the serotonin 2C receptors, are associated with weight gain.

         The Company and scientists at Lilly are collaborating to identify and develop compounds which are selective for the serotonin 2C receptor over other serotonin receptor subtypes that may be responsible for undesirable side effects. The Company's serotonin receptor subtype drug discovery systems have made it possible to discover subtype-selective compounds that may be effective treatments for obesity through this serotonin 2C mechanism. Subtype-selective compounds which suppress food intake in animal models have been identified and are under evaluation for their suitability as drug candidates.


         Depression

         A number of different pharmacologic strategies have been developed to treat depression. The early drugs shown to be effective in the treatment of depression, such as the tricyclic antidepressants, lithium and the monoamine oxidase inhibitors, have side effects associated with their use that limit their effectiveness. Recently, selective serotonin reuptake inhibitors
(SSRI), such as Prozac(R), Zoloft(R) and Paxil(R), have been shown to be highly effective in the treatment of many forms of depression. A number of SSRI compounds are now approved for marketing, and these drugs have captured a significant market share. However, all of these currently available drugs have significant deleterious side effects in many patients which may limit their use. In addition, these drugs have a lag time before their beneficial clinical effects can be seen. This lag time can be a serious problem, especially in the depressed suicidal patient. Furthermore, there are a significant number of patients that do not adequately respond to any of the currently available drug therapies.

         Scientists at Synaptic and Lilly have identified novel serotonin receptor subtype-selective compounds that may have rapid onset of efficacy in the treatment of depression and that may also have better side effect profiles than drugs currently available. One of these compounds has been selected by Lilly for possible development and is undergoing late preclinical testing.


         Other Serotonin Programs

         The Company has cloned additional serotonin receptor subtypes that are either not currently being pursued by it and Lilly as drug targets in their collaborative drug discovery programs or are being so pursued but are focused on therapeutic applications which are currently confidential to the Company and Lilly. In addition, there is evidence to suggest that one or more serotonin receptor subtypes that are the targets of the drug discovery programs currently being conducted by the Company and Lilly may be relevant as targets for other therapeutic applications. The Company expects that it and Lilly will establish additional drug discovery programs focused on certain of these other serotonin receptor subtypes or therapeutic applications in the future. There can be no assurance, however, that the Company will establish additional drug discovery programs with Lilly.


Alpha Adrenergic Programs

         Alpha adrenergic receptors are activated by the neurotransmitter norepinephrine (noradrenaline). The alpha adrenergic receptors serve a critical control function in regulating involuntary physiological functions, such as blood pressure, heart rate and smooth muscle tone, and thus may serve as important tools in the management of many disorders, such as BPH.

         Until 1982, only two alpha adrenergic receptors (alpha-1 and alpha-2) were believed to exist. Since then, scientists have discovered that the alpha adrenergic receptor family contains at least six subtypes (alpha-1a, 1b and 1d and alpha-2a, 2b and 2c). The Company believes it was responsible for the discovery of the genes that code for four of the six alpha adrenergic subtypes in humans. The Company has received United States patents relating to two of these genes and related drug discovery systems. Additional patent applications relating to one of these genes have been filed both in the United States and in other countries.

         There are a number of adrenergic drugs on the market today which are effective in the treatment of a variety of disorders. However, most of these drugs were discovered in the 1970's prior to the discovery of the six alpha adrenergic subtypes and are not selective for any one of these receptor subtypes. The Company believes that many of the side effects associated with these drugs may be traced to a lack of selectivity for the appropriate receptor subtypes. The Company is using its alpha adrenergic drug discovery systems to discover compounds with increased receptor subtype selectivity and is involved in two programs involving alpha adrenergic receptor subtypes: the Alpha-1a Antagonist Program and the Alpha-2 Adrenergic Program. There can be no assurance that the Company or any collaborative partner will be successful in designing an alpha adrenergic receptor subtype-selective drug with improved efficacy and an improved side effect profile.

         The Company and Merck are collaborating on the Alpha-1a Antagonist Program to develop drugs for the treatment of BPH. The Company and Grunenthal are collaborating on the Alpha-2 Adrenergic Program to develop drugs for the alleviation of pain. These programs are described below.


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

         There are several treatment options available for BPH. Transurethral resection of the prostate (TURP) was used in approximately 180,000 men in the United States in 1996. This surgical procedure results in significant benefit. However, surgery is an unattractive alternative for many patients because of its potential adverse consequences, and is not recommended for elderly patients due to the potential for complications. Another surgical procedure, transurethral needle ablation (TUNA), was recently approved by the FDA and may have the advantage of possible use on an out-patient basis under local anesthesia. However, initial results of a recent study comparing TURP to TUNA show a lower level of efficacy in TUNA than in TURP with respect to increasing urinary flow.

         Two different non-surgical alternatives for the treatment of BPH in patients who either are not candidates for or elect not to have surgery are currently available. The first alternative is a type of drug that acts by inhibiting the enzyme 5 alpha reductase, which is responsible for the conversion of testosterone to dihydrotestosterone in the prostate. By reducing levels of dihydrotestosterone, which plays a role in growth of prostatic tissue, this type of drug is intended to shrink the gland. An example of this type of drug is Proscar(R). Although there is a rapid regression of the enlarged gland in most patients, less than 50% of patients experience an increase in urine flow and improvement of symptoms when treated with Proscar(R) for 12 months. A minimum of six months' treatment may be necessary to determine whether an individual will respond to the drug.

         The second type of drug for the treatment of BPH involves the use of alpha-1 adrenergic antagonists, such as Hytrin(R) and Cardura(R), that act by blocking alpha adrenergic stimulation of the prostate. This blocking activity causes a relaxation of the musculature of the prostate, thereby improving urinary flow and providing other symptomatic relief of BPH. These drugs were initially developed as antihypertensive agents in the mid-1970's prior to the discovery that there existed three distinct subtypes of the alpha-1 receptor, and are not selective for any particular alpha-1 subtype. While rapid symptomatic improvement in approximately 70% of patients treated with this type of drug has been observed, dose-dependent side effects, including hypotension (which causes dizziness), headache, weakness, nasal congestion and peripheral edema, are commonly associated with the treatment. The side effects limit the recommended dose for these drugs. The most significant side effect, hypotension, is particularly detrimental to elderly patients. Recently, another alpha antagonist, Flomax(R), was approved for use in the treatment of BPH. Flomax(R) is claimed to be "uroselective," but its labeling carries warnings of side effects, such as postural hypotension, dizziness and vertigo, similar to those of Hytrin(R).

         Through the use of its alpha adrenergic drug discovery systems and by means of in vivo studies, Synaptic discovered that different receptor subtypes are involved in the control of prostate musculature and blood pressure: the alpha-1a receptor subtype is responsible for contraction of prostate musculature and other alpha-1 subtypes are involved in the regulation of blood pressure. This discovery confirmed the Company's hypothesis that many of the side effects caused by alpha-1 adrenergic antagonists currently available for the treatment of BPH stemmed from their lack of selectivity for the receptor subtype involved in relaxation of prostate musculature. The Company has been issued United States patents covering the use of selective alpha-1a antagonists for the treatment of BPH (the "BPH use patents"). In addition, Synaptic has been issued a United States patent covering the use of genetically engineered cells expressing the human alpha-1a adrenergic receptor subtype to identify compounds that bind to the receptor subtype, as well as a United States patent covering the gene encoding the receptor subtype.

         The Company, in collaboration with Merck, is using the Company's drug discovery systems to design compounds that block the activity of the alpha-1a receptor subtype, thereby producing the desired effects on the prostate, but that have minimal affinity for alpha-1b and alpha-1d receptor subtypes, thereby substantially reducing the cardiovascular effects seen with currently available non-selective alpha-1 adrenergic antagonists. A compound selected by Merck is in the late preclinical stage of testing. Other leads have also been identified and are in the early or late preclinical stage of testing.

         As part of the collaboration, Synaptic granted Merck a nonexclusive worldwide license under certain of its patent rights, including the Company's alpha adrenergic receptor patents and patent applications, to develop and commercialize alpha-1a antagonists. Synaptic also granted Merck as part of the collaboration an exclusive worldwide license to use Synaptic's alpha-1a selective compounds and know-how, as well as an exclusive worldwide license under certain of the Company's patent rights, including the BPH use patents and related patent applications, for the same purposes. However,in March 1998, Merck granted back to Synaptic such rights as were necessary to enable Synaptic to grant to Glaxo pursuant to the Glaxo Agreement a limited license under the BPH use patents and an option to obtain an additional license under the BPH use patents.

         Pain

         Analgesic agents are used to relieve pain (analgesia). Analgesics most commonly used for severe pain are narcotics. Although very effective, narcotic analgesic agents carry the risk of depressing respiration and causing nausea and vomiting, and their repeated use may lead to addiction. It is believed that non-narcotic analgesics would be beneficial to many patient populations suffering from severe pain.

         Alpha-2 agonists have been broadly used and are highly effective as veterinary analgesics. Animal data indicate that these agents do not cause respiratory depression. In addition, their action can be reversed with appropriate drugs. However, they cause both sedation and hypotension when administered within the analgesic dose range. Alpha-2 agents have not yet been developed as analgesics for human use, in part due to concerns regarding potential deleterious side effects, such as sedation and hypotension. Synaptic believes that its drug discovery systems for the three human alpha-2 adrenergic receptor subtypes can be used to discover alpha-2 analgesics which have significantly fewer deleterious side effects than currently available analgesics and the effects of which may be rapidly reversed. The Company has identified alpha-2 agonists with analgesic activity in laboratory animal models and recently entered into a collaboration with Grunenthal in which this drug discovery program is being pursued.

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

         One focus of the Company in its receptor and drug discovery efforts in this area has been on the NPY family of receptors. Although the natural ligand for this family, NPY, is a large molecule, the goal of this drug discovery program is, as is the case in all of the Company's other drug discovery programs, to design a small molecule drug. Large peptide-like molecules would not be stable in the body and thus would have short durations of action and would not be orally available, thus requiring delivery by injection. To date, there is evidence for the existence in humans of at least five NPY receptor subtypes, named Y1, Y2, Y3, Y4 and Y5. However, the discovery and cloning of the genes for only four of these subtypes have been reported. In 1996 and 1997, the Company was awarded United States patents covering the genes that code for the Y2, Y4 and Y5 receptor subtypes and related drug discovery systems. Synaptic has filed additional patent applications relating to these discoveries in the United States and in other countries.

         The Company is currently conducting one NPY receptor and drug discovery program in collaboration with Novartis focused on obesity. Another NPY drug discovery program currently being conducted by the Company focused on pain is contractually reserved for and may become a joint program as part of the Company's collaboration with Grunenthal. The Company is seeking a collaborative partner to work with the Company on its third NPY drug discovery program involving anxiety and depression. There can be no assurance that the NPY drug discovery program focused on pain will become a joint program as part of the Grunenthal collaboration, that the Company will be successful in consummating a collaborative arrangement with respect to its NPY drug discovery program focused on anxiety and depression with another company or that the Company or any collaborative partner will be successful in designing safe and effective NPY receptor subtype-selective drugs.


         Obesity

         Animal studies have shown that NPY is the most potent stimulator of food intake identified to date. As little as one billionth of a gram of NPY injected directly into the hypothalamus, a key brain area that controls appetite, causes well-fed, satiated rats to overeat. Repeated administration of NPY causes continual overeating and obesity.

         A Y5 receptor was initially isolated by the Company's scientists from rat hypothalamus. In laboratory tests, the activity of NPY and related peptides on the Y5 receptor mirrored the ability of these peptides to stimulate feeding in animals. As part of its collaboration with the Company, Novartis then showed that several peptides that activated the Y5 receptor preferentially over other known NPY receptors increased food intake in rats. Additional studies by Synaptic and Novartis showed that small molecules that selectively block the Y5 receptor significantly reduce food intake in rats. Based upon these studies, Synaptic believes that the Y5 receptor is a "feeding" receptor, and that compounds that are selective for this receptor subtype may lead to new approaches to the treatment of obesity. The Company and Novartis are thus focused on discovering and developing a potent and selective Y5 antagonist for the treatment of obesity. As part of its collaboration with the

Company, Novartis has an exclusive license to use the Company's NPY receptor subtype drug discovery systems for the development and commercialization of Y5 antagonists, as well as any other NPY drugs, for the treatment of eating disorders.


         Pain

         As part of its efforts to discover non-narcotic drugs for the alleviation of pain, the Company is conducting a program focused on the design and development of analgesics that stimulate the Y2 receptor subtype. Direct injection of NPY into the spinal cord produces a high level of analgesia in laboratory animals. This effect is believed to be related to NPY's ability to stimulate Y2 receptors. These receptors control the release of chemical messengers, such as Substance P, which mediate the transmission of pain responses. Synaptic believes that orally active small molecule agonists which would mimic the effects of NPY at the Y2 receptor may offer a new approach to the alleviation of pain that would not result in the side effects typically associated with narcotic analgesics. Although the Company and Grunenthal have not yet initiated a joint program focused on the design and development of Y2-selective compounds for the alleviation of pain, as part of its collaboration with Grunenthal, Synaptic has agreed to reserve the Y2 receptor subtype as a potential target for such drugs exclusively for the collaboration until the expiration of the collaborative agreement. There can be no assurance, however, that the Company and Grunenthal will establish a joint drug discovery program focused on the Y2 receptor subtype.


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


Galanin Program

         Galanin is a neurotransmitter which, like NPY, is a neuropeptide. Galanin is widely distributed in the gastrointestinal tract and the brain. Pharmacologic studies suggest the existence of multiple receptor subtypes for this neuropeptide. There are a number of possible therapeutic applications for drugs that modulate galanin receptors, including the treatment of obesity, diabetes, Alzheimer's Disease, depression and pain. Most of the research done to date with galanin has focused on its role in the control of food intake. Injection of galanin into the brain has been shown to produce an increase in food intake in satiated rats. As a result, galanin receptor antagonists might result in a reduction of food intake and may thus be useful in the treatment of obesity.

         The Company has discovered and cloned genes that code for galanin receptor subtypes and has filed patent applications relating to these discoveries.  In July  1997,  the  Company  entered  into a  collaboration  with
Warner-Lambert  to  identify  and  develop  galanin  receptor  subtype-selective compounds for a variety of therapeutic applications. The Company and Warner-Lambert are currently attempting to identify and characterize galanin receptor subtype-selective compounds. There can be no assurance that the Company or Warner-Lambert will be successful in identifying or developing any such compound.


Other Programs

         The Company is pursuing additional receptor discovery programs, the identities of which have not yet been disclosed. These programs involve the use of the Company's molecular biology resources to clone members of selected G protein-coupled receptor families in a focused manner. In addition, the Company is engaged in cloning other G protein-coupled receptors using a genomics approach. This approach involves the sequencing of genes from various types of tissues selected by the Company based upon their potential association with a therapeutic application of interest to the Company. The Company is also developing technology, and exploring in-licensing opportunities, for the purpose of obtaining high throughput functional assays for its receptor discoveries. The Company is also pursuing several drug discovery programs, the applications of which have not yet been disclosed.


Collaborative and Licensing Arrangements

         A key element of the Company's business strategy is to leverage resources and to generate royalty-based revenues through collaborative and licensing arrangements with pharmaceutical companies. The Company is currently collaborating with five pharmaceutical companies pursuant to: (i) the Research, Option and License Agreement dated as of January 25, 1991, as amended, with Lilly (the "Lilly Agreement"); (ii) the Research Collaboration and License Agreement dated as of November 30, 1993, as amended, with Merck (the "Merck Agreement"); (iii) the Research and License Agreement dated as of August 4, 1994, as amended (the "First Novartis Agreement"), and the Research and License Agreement dated as of May 31, 1996 (the "Second Novartis Agreement," and together with the First Novartis Agreement, the "Novartis Agreements"), each with Novartis; (iv) the Collaborative Research and License Agreement dated as of July 28, 1997, with Warner-Lambert (the "Warner-Lambert Agreement"); and (v) the Cooperation Agreement dated as of January 12, 1998, with Grunenthal (the
"Grunenthal Agreement," and together with the Lilly Agreement, the Merck Agreement, the Novartis Agreements, and the Warner-Lambert Agreement, the "Collaborative Agreements"). In addition to its collaborative arrangements, in March 1998, the Company granted to Glaxo pursuant to the Glaxo Agreement a license under its patent rights, and an option to obtain an additional license under its patent rights, relating to certain of its technology.

         While the Company evaluates on an ongoing basis potential collaborative and licensing arrangements with pharmaceutical companies, there can be no assurance that it will be able to enter into acceptable collaborative and licensing arrangements in the future or that any such arrangement, whether existing or future, will be successful.

         The following summarizes the Company's existing collaborative and licensing arrangements.

         Lilly Agreement

         In January 1991, the Company and Lilly entered into the Lilly Agreement to promote the discovery and development of serotonin receptor subtype-selective drugs for the treatment of serotonin-related disorders. The collaboration was extended in January 1995 for an additional four-year period expiring in December 1998. The Company and Lilly agreed to substantially increase the size of their collaboration in October 1996.

         During the initial four-year term of the collaboration, Lilly provided the Company with an aggregate of approximately $9.3 million of funding to support a specified number of the Company's scientists who conducted research as part of the collaboration. The aggregate amount of research support to be provided by Lilly during the second four-year period is expected to be approximately $13.2 million. All development, manufacturing, marketing and sales of drugs resulting from the collaboration will be conducted by Lilly.

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

         Lilly paid the Company a one-time fee of $2.5 million for an exclusive worldwide license to use all but two of the Company's existing serotonin drug discovery systems for the development and commercialization of drugs that affect serotonergic transmission. The Company retains the unlimited right to use two of its existing serotonin drug discovery systems and a limited right to use all of its other serotonin drug discovery systems in furtherance of its collaboration with Lilly and for cross-reactivity screening in its and its other collaborators' non- serotonin drug discovery programs. As part of the collaboration, Lilly was also granted certain exclusive rights under several of the Company's patents and patent applications.

         Lilly purchased $2.5 million of equity in Synaptic in June 1991, and in December 1995, Lilly purchased an additional $2.5 million of equity in Synaptic in its initial public offering pursuant to the terms of the 1995 extension. Lilly has since sold all of such shares.


         Merck Agreement

         In November 1993, the Company and Merck entered into the Merck Agreement pursuant to which they agreed to collaborate in the identification and development of alpha-1a antagonists, principally for the treatment of BPH. The initial term of the collaboration was three years. In October 1996, the term of the collaboration was extended through November 1997 and in November 1997, the term of the collaboration was again extended for an additional year through November 1998.

         As part of the collaboration, Synaptic granted Merck a nonexclusive worldwide license under certain other patent rights, including the Company's alpha adrenergic receptor patents and patent applications to develop and commercialize alpha-1a antagonists. Synaptic also granted Merck as part of the collaborationan exclusive worldwide license to use the Company's alpha-1a selective compounds and know-how, as well as an exclusive worldwide license under certain of the Company's patent rights, including its BPH use patents and related patent applications, for the same purposes. However, in March 1998, Merck granted back to Synaptic such rights as were necessary to enable Synaptic to grant to Glaxo pursuant to the Glaxo Agreement a limited license under the BPH use patents and an option to obtain an additional license under the BPH use patents. The Company retained the right to use its alpha adrenergic technology for the development of alpha adrenergic and other agents that are not alpha-1a antagonists.

         In consideration for the licenses granted to Merck, Merck originally agreed to provide the Company with up to $20.0 million in research funding, license fees and milestone payments, as well as to pay the Company royalties on product sales. This amount was subsequently increased by agreement of the Company and Merck to $22.0 million.


         Novartis Agreements

         In  August  1994,  the  Company  and  Novartis  entered  into the First
Novartis Agreement pursuant to which they agreed to collaborate in the identification and development of NPY drugs for the treatment of obesity and eating disorders, as well as cardiovascular disorders. In May 1996, the Company and Novartis entered into the Second Novartis Agreement and an amendment to the First Novartis Agreement pursuant to which the term of the collaboration was extended by one year and the scope of the collaboration was expanded to provide for research on additional targets for the design of drugs for the treatment of obesity and eating disorders.

         The term of the collaboration under the two Novartis Agreements expires in August 1998. During the term, Novartis is required to provide the Company with funding to support a specified number of the Company's scientists dedicated to work on the collaboration. Through December 31, 1997, Novartis had provided the Company with an aggregate of approximately $11.2 million in research support. The aggregate amount of research support which the Company is entitled to receive from Novartis for the period from January 1, 1998, through the remainder of the collaboration is $2.0 million.

         In July 1995, Novartis made a $1.0 million payment to the Company for achieving a research milestone. Novartis is also required to make additional payments to the Company upon the achievement by Novartis of certain drug development milestones and, subject to certain limitations, to pay the Company royalties on the sale of drugs developed through the use of the Company's technology.

         At the commencement of the Company's collaboration with Novartis, Novartis made a $7.5 million equity investment in the Company. In December 1995, as part of the Company's initial public offering, Novartis made an additional $2.0 million equity investment in the Company. As of December 31, 1997, the 695,715 shares of Common Stock acquired by Novartis as a result of these investments were held by Novartis Produkte AG, an affiliate of Novartis. Such shares represented 6.6% of the outstanding shares of Common Stock of the Company at that date.

         As part of the collaboration, Synaptic granted Novartis an exclusive worldwide license to use the Company's NPY receptor subtype drug discovery systems for the development and commercialization of NPY receptor subtype-selective drugs for the treatment of obesity and eating disorders, as well as cardiovascular disorders. Synaptic also granted Novartis an exclusive worldwide license to use any proprietary technology of the Company that relates to the subject matter of the Second Novartis Agreement to design drugs for the treatment of obesity and eating disorders. In addition, the Company granted Novartis certain rights under several of the Company's patents and patent applications. The Company retained the right to use its NPY receptor subtype drug discovery systems and other technology for all other therapeutic applications, although Novartis has a right of first negotiation in the event the Company determines to seek a collaborative partner or licensee for any such other indication. Novartis has declined its right of first negotiation with respect to the use of the Company's NPY receptor subtype drug discovery systems and other technology for the discovery and development of Y2 receptor subtype-selective drugs for the treatment of central nervous system disorders and, as a result, the Company has the right to use the technology, independently or with third parties, for such purpose.


         Warner-Lambert Agreement

         In July 1997, the Company and Warner-Lambert entered into the Warner-Lambert Agreement pursuant to which they agreed to collaborate in the identification and development of galanin drugs for a variety of therapeutic applications. As part of the collaboration, Warner-Lambert received an exclusive worldwide license to use the Company's galanin receptor subtype drug discovery systems for the development and commercialization of galanin receptor subtype-selective drugs for all therapeutic applications.

         The collaboration involves two potential stages. During the first stage, which commenced in October 1997 and will last up to 18 months, each partner will fund its own research and use Synaptic's galanin receptor subtype drug discovery systems to attempt to identify and characterize drug candidates. The second stage of the collaboration, which will last for three years, will commence at such time as the partners identify galanin compounds that are active in animal models. During this stage, Warner-Lambert and Synaptic will attempt to develop drug candidates identified during the first stage, as well as attempt to identify additional drug candidates. Upon the commencement of the second stage, Synaptic is entitled to receive research funding from Warner- Lambert, as well as to require Warner-Lambert to purchase equity in Synaptic. In addition, Synaptic is entitled to receive drug development milestones and royalties on sales of all drugs identified through the collaboration. There can be no assurance, however, that any suitable galanin compound will be identified which would trigger commencement of the second stage of the collaboration or that, even assuming the commencement of such stage, a product will result from this collaboration.


         Grunenthal Agreement

         In January 1998, the Company and Grunenthal entered into the Grunenthal Agreement pursuant to which they agreed to collaborate in the identification and development of drugs for the alleviation of pain. As part of the collaboration, the companies will jointly select receptors that may play a role in the alleviation of pain and attempt to identify compounds that are active at the selected receptors for further study in Grunenthal's animal model systems. The selected receptors may be receptors known to be implicated in the transmission or inhibition of pain or receptors whose function has not yet been elucidated but which are cloned from tissues known to be so implicated. The companies are responsible for their own expenses incurred during the research stage of any project undertaken as part of the collaboration but will each be responsible for 50% of all development costs incurred as part of the project with respect to any resulting drug candidates up to the commencement of Phase III clinical trials. Synaptic will retain manufacturing and marketing rights in the United States, Canada and Mexico with respect to any drug candidates resulting from the collaboration, while Grunenthal will retain manufacturing and marketing rights in Europe, Central America (other than Mexico) and South America with respect to any such candidates. The two companies will share these rights in all other countries. With respect to each country in its own territories and in the shared territories in which it desires to market a drug candidate, each of Synaptic and Grunenthal will be responsible for conducting Phase III clinical trials, if required, for obtaining any necessary regulatory approval, and for all associated costs.

         As part of the collaboration, Synaptic agreed to make available to Grunenthal for evaluation all receptors cloned by Synaptic that may be implicated in pain (to the extent not already licensed exclusively to a third party) and not to pursue such receptors, independently or with any third party, as targets of potential drugs for the alleviation of pain during the evaluation period applicable to the receptors or during the period over which activities involving any such receptor are being jointly conducted with Grunenthal.

         Glaxo Agreement

         In March 1998, the Company and Glaxo entered into the Glaxo Agreement pursuant to which the Company granted Glaxo (i) a nonexclusive license under the Company's alpha 1 adrenergic receptor patents to develop and sell alpha-1a selective compounds for therapeutic applications other than the treatment of BPH and (ii) until May 22, 1999, a nonexclusive license under its alpha 1 adrenergic receptor patents and its BPH use patents to develop but not to commercialize alpha-1a selective compounds for the treatment of BPH. In addition, the Company granted Glaxo an option to obtain a nonexclusive license under its alpha 1 adrenergic receptor patents and its BPH use patents to develop and commercialize alpha-1a selective compounds for the treatment of BPH. Such option is exercisable by Glaxo only until May 22, 1999, upon the payment to Synaptic of an additional amount. As consideration for the foregoing licenses and option, Glaxo made a $2,000,000 payment to Synaptic. Synaptic is also entitled to receive royalties on sales of all alpha-1a selective drugs sold by Glaxo so long as Synaptic has an issued patent relating to an alpha 1 adrenergic receptor subtype in at least one major market country, as well as royalties on sales of any alpha-1a antagonist for the treatment of BPH in any country in which Synaptic has an issued BPH use patent.


         Other Agreements

         The Company's practice is to meet with pharmaceutical and biotechnology companies on an on-going basis to discuss the possibility of collaborating with them on projects of mutual interest, which may include the Company's existing research programs that are not yet the subject of collaborations. In addition, the Company continually evaluates opportunities for out-licensing its technology on a collaborative basis or on a noncollaborative basis, in-licensing third-party technologies and/or cross-licensing technology to maximally leverage resources. At present, the Company is in the early stages of discussing with other companies the possibility of a number of such arrangements. There can be no assurance that the Company will be successful in consummating any such arrangement.

         In February 1996, the Company and The DuPont Merck Pharmaceutical Company ("DuPont Merck") entered into an agreement pursuant to which the Company granted DuPont Merck a nonexclusive license to use certain of the Company's alpha adrenergic drug discovery systems for the development of alpha adrenergic subtype-selective drugs. The license granted to DuPont Merck expired in February 1998.


Patents, Proprietary Technology and Trade Secrets

         The Company's success depends, in part, on its ability to establish, protect and enforce its proprietary rights relating to its technology. The Company's policy is to seek, when appropriate, protection for its gene discoveries, compound discoveries and other proprietary technology by filing patent applications in the United States and other countries. The Company has filed numerous patent applications both in the United States and in other countries covering its inventions. As of March 2, 1998, the Company had been issued United States patents relating to the genes that code for the human serotonin 1B, serotonin 1D, serotonin 1E, serotonin 1F, serotonin 2A, alpha-1a adrenergic, alpha-2b adrenergic, NPY2, NPY4 and NPY5 receptor subtypes and related drug discovery systems, as well as a United States patent covering the rat serotonin 4a receptor subtype and related drug discovery systems. These patents expire at various times from 2008 to 2015. Several United States patent applications relating to the Company's receptor gene discoveries were pending. In addition, several corresponding patents had been issued in other countries and additional corresponding patent applications had been filed in other countries.

         In April 1995, the Company was issued its first functional use patent in the United States. This patent covers the use of selective alpha-1a antagonists for the treatment of BPH. In addition, in November 1996, the United States Patent and Trademark Office issued the Company an additional patent relating to the same subject matter. These patents expire in 2012. Additional related patent applications are on file in the United States. In addition, corresponding patents have been issued in other countries and additional corresponding patent applications have been filed in other countries.

         The Company has also filed patent applications in the United States and in other countries covering its neurotransmitter transporter discoveries. Whereas receptors are protein molecules which bind to and are activated by certain ligands, transporters are protein molecules which serve to terminate the action of certain ligands by carrying them back into the cells from which they are released. As of March 2, 1998, the Company had been issued United States patents covering three of these transporter discoveries. The Company is no longer actively working on its transporter program. However, the transporter technology, insofar as it may be used to design drugs for the alleviation of pain, has been reserved exclusively for evaluation by Grunenthal as the potential focus of a joint program between the Company and Grunenthal pursuant to the Grunenthal Agreement. In addition, the Company is seeking to license its transporter technology for other uses to one or more other companies.

         Additional patent applications covering the Company's compound discoveries and other inventions have been filed in the United States and in other countries and the Company intends to file additional patent applications in the future.

         The Company has granted certain rights under several of its patents and patent applications to Lilly, Merck, Novartis, Warner-Lambert, Grunenthal and Glaxo.

         Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions for which legal principles are not firmly established. Accordingly, there can be no assurance that patents will be granted with respect to any of the Company's patent applications currently pending in the United States or in other countries, or with respect to applications filed by the Company in the future. The failure by the Company to receive patents pursuant to the applications referred to herein and any future applications could have a material adverse effect on the Company.

         There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded thereunder. Accordingly, no firm predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or in patents that may be issued to the Company in the future and there can be no assurance that claims in the Company's patents, either as initially allowed by the United States Patent and Trademark Office or any of its non-United States counterparts or as subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights.

         Also, there can be no assurance that the Company's patents or patent applications will not be challenged by way of interference proceedings or opposed by third parties or that the Company will not be required to participate in interference proceedings or oppose the patents or patent applications of third parties in order to protect its rights. Interference and opposition proceedings can be expensive to prosecute and defend. As of March 2, 1998, one of the Company's patent applications on file outside the United States was the subject of an opposition filed by a pharmaceutical company and one of the Company's patent applications on file in the United States was the subject of an interference proceeding involving a patent application of a third party. In addition, the Company is seeking to provoke an interference by the United States Patent and Trademark Office between another of its patent applications and an issued patent of a third party. The Company also believes that the United States Patent and Trademark Office may declare an interference between one of its other patent applications and patent a application of a third party. The Company recently settled an interference proceeding involving an issued United States patent of a third party and one of the Company's patent applications on file in the United States. The third party conceded as part of the settlement that the subject matter of Synaptic's patent application had priority over the subject matter of its patent. As a consequence, Synaptic will be issued a patent covering the subject matter and the third party's patent will be revoked. There can be no assurance that the outcome of the pending opposition proceeding, the other interference proceeding and the anticipated interference proceedings will be favorable to the Company. In the event that the outcome of the opposition proceeding were unfavorable to the Company, the Company would not be issued the patent in the country in which the proceeding is taking place and would not be able to prevent third parties from practicing the subject matter of the opposed application in that country. Moreover, the opponent may, whether or not the outcome of the opposition proceeding is favorable to the Company, seek to file similar oppositions in other countries. In the event that the outcome of the interference proceedings were unfavorable to the Company, the Company might not be able to practice the subject matter of the relevant patent applications in the United States. Accordingly, an unfavorable outcome in any such proceeding would have an adverse effect on the Company. Even if the eventual outcome of the pending opposition and interference proceedings and the anticipated interference proceedings were favorable to the Company, the Company's participation in them could result in substantial cost to the Company.

         Further, no assurance can be given that patents issued to the Company will not be infringed, invalidated or circumvented by others, or that the rights granted thereunder will be commercially valuable or will provide competitive advantages to the Company and its present or future collaborative partners or licensees. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more than eighteen months after they are filed and because publication of technological developments in the scientific or patent literature often lags behind the date of such developments, the Company cannot be certain that it was the first to invent the subject matter covered by its patents or patent applications or that it was the first to file patent applications for such inventions. The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have significantly expanded their gene discovery efforts in recent years and have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. There can be no assurance that, in the event of any conflict, the Company will be in a priority position with respect to inventorship on any of these applications.

         The commercial success of the Company also depends on the Company's ability to operate without infringing patents and proprietary rights of third parties. The Company is aware of a large number of patents and patent applications of third parties that contain claims to genes that code for G protein- coupled receptors and/or compounds that interact with G protein-coupled receptors. Patents issued to others may preclude the Company from using or licensing its technology or may preclude the Company or its collaborative partners and licensees from commercializing drugs developed with the use of the Company's technology. The Company has acquired a license to use certain technologies covered by a patent owned by Columbia University. The Columbia University license is a worldwide non-exclusive license to manufacture, use, sell and sublicense drugs derived from the use of certain recombinant DNA technology. In consideration for such license, the Company has agreed to pay royalties on sales of drugs developed through the use of such license. The term of the license extends until the expiration of the last to expire of the patent rights covered by the license. The Company may be required to obtain additional licenses to patents or other proprietary rights of other parties in order to pursue its own technologies. No assurance can be given that any such additional licenses would be made available on terms acceptable to the Company, if at all. The failure to obtain such licenses could result in delays in the Company's or its collaborative partners' activities, including the development, manufacture or sale of drugs requiring such licenses, or preclude such development, manufacture or sale.

         In some cases, litigation or other proceedings may be necessary to assert infringement claims against others, to defend against claims of infringement, to enforce patents issued to the Company, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial costs to and diversion of resources by the Company and could have a material adverse effect on the Company. There can be no assurance that any of the Company's patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have a material adverse effect on the Company's business.

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


Competition

         The Company operates in a field in which new developments occur and are expected to continue to occur at a rapid pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions and others is intense and is expected to increase. Although the Company believes that the elements of its human receptor-targeted drug design technology and the manner in which the Company has integrated these elements are proprietary to the Company, one or more of such elements are currently employed by many other pharmaceutical and biotechnology companies in their drug discovery efforts. Moreover, there are other companies with drug discovery programs at least some of the objectives of which are the same as or similar to those of the Company. The Company is aware of many pharmaceutical and biotechnology companies that are engaged in efforts to develop compounds that interact with G protein-coupled receptors subtypes, including receptor subtypes with which the Company is working. Many of the Company's competitors are large biotechnology companies and multinational pharmaceutical companies who may employ in such activities greater financial and other resources, including larger research and development staffs and more extensive marketing and manufacturing organizations, than the Company or its collaborative partners.

         The Company also expects to encounter significant competition with respect to the drugs that it and its collaborative partners and licensees plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their drugs before their competitors may achieve a significant competitive advantage. In order to compete successfully, the Company's goal is to obtain patent protection for its gene discoveries and drug discovery systems and to make these systems available to pharmaceutical companies through collaborative and licensing arrangements for use in discovering drugs for major markets which have historically been difficult to address using the traditional approach to drug discovery. There can be no assurance, however, that the Company will obtain patents covering its technology that protect it against competitors. Moreover, there can be no assurance that the Company's competitors will not succeed in developing technologies that circumvent the Company's technology or that such competitors will not succeed in developing technologies and drugs that are more effective than those developed by the Company and its collaborative partners and licensees or that would render technology or drugs of the Company and its collaborators and licensees less competitive or obsolete. In addition, there can be no assurance that competitors of the Company will not obtain regulatory approvals of their drugs more rapidly than the Company and its collaborative partners and licensees, thereby rendering the Company's and its collaborative partners' and licensees' drugs noncompetitive or obsolete. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its collaborative partners' and licensees' ability to use the Company's technology or commercialize its or their drugs.


Government Regulation

         The development, manufacturing and marketing of drugs developed through the use of the Company's technology are subject to regulation by numerous
Federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries (each of such Federal, state, local and other authorities and agencies, a "Regulatory Agency"). Regulatory Agencies impose mandatory procedures and standards for the conduct of certain preclinical testing and clinical trials and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug are likely to take many years and involve the expenditure of substantial resources.

         The steps required by the FDA before new drugs may be marketed in the United States include: (i) preclinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug (an "IND"); (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of a new drug application (an "NDA"); and (v) review and approval of the NDA by the FDA.

         In the United States, preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in preclinical testing must comply with FDA regulations regarding Good Laboratory Practices. Preclinical testing results are submitted to the FDA as part of the IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the commencement of human clinical trials.

         Clinical trials, which involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (the "IRB") at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to the FDA's GMP.

         Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety (adverse effects), dose tolerance, absorption, bio- distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

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

         Timetables for the various phases of clinical trials and NDA approval cannot be predicted with any certainty. The Company, its collaborative partners or licensees or the FDA may suspend clinical trials at any time if it is believed that individuals participating in such trials are being exposed to unacceptable health risks. Even assuming that clinical trials are completed and that an NDA is submitted to the FDA, there can be no assurance that the NDA will be reviewed by the FDA in a timely manner or that once reviewed, the NDA will be approved. The approval process is affected by a number of factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information with respect to the investigational drug. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could also delay, limit or prevent Regulatory Agency approval. Even if initial FDA approval is obtained, further studies, including post-market studies, may be required in order to provide additional data on safety and will be required in order to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. The FDA will also require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, an NDA supplement may be required to be submitted to the FDA. Finally, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of drug development and/or the period of review of any application for Regulatory Agency approval for a compound. Moreover, because most of the Company's collaborative partners are generally responsible for preclinical testing, clinical trials, regulatory approvals, manufacturing and commercialization of drugs, the ability to obtain and the timing of regulatory approvals are not within the control of the Company. There can be no assurance that the regulatory framework described above will not change or that additional regulations will not arise that may affect approval of a potential drug.

         Each manufacturing establishment for new drugs is required to receive some form of approval by the FDA. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, are also subject to inspections by or under the authority of the FDA and may be subject to inspections by foreign and other Federal, state or local agencies.

         Prior to the commencement of marketing a product in other countries, approval by the Regulatory Agencies in such countries is required, regardless of whether FDA approval has been obtained for such product. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than the time required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country has its own procedures and requirements.

         Delays in obtaining Regulatory Agency approvals could adversely affect the marketing of any drugs developed by the Company or its collaborative partners or licensees, impose costly procedures upon the Company's or its collaborative partners' or licensees' activities, diminish any competitive advantages that the Company or its collaborative partners or licensees may attain and adversely affect the Company's ability to receive revenues or royalties. There can be no assurance that, even after such time and expenditures, Regulatory Agency approvals will be obtained for any compounds developed by, in collaboration with or pursuant to licenses from the Company. Moreover, even if Regulatory Agency approval for a compound is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Further, approved drugs and their manufacturers are subject to continual review, and discovery of previously unknown problems with a drug or its manufacturer may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. Regulatory Agency approval of prices is required in many countries and may be required for the marketing of any drug developed by the Company or its collaborative partners or licensees.

         As with many biotechnology and pharmaceutical companies, the Company's activities involve the use of radioactive compounds and hazardous materials. The Company is subject to local, state and Federal laws and regulations relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. Although the Company believes that its safety procedures for handling and disposing of radioactive compounds and other hazardous materials used in its research and development activities comply with the standards prescribed by Federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any such accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.


Employees

         As of March 2, 1998, the Company had 125 full-time employees, 42 of whom hold Ph.D. or M.D. degrees. Of the Company's full-time employees, 108 were engaged directly in scientific research and 17 were engaged in general and administrative functions. The Company's scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, molecular pharmacology, medicinal, structural, combinatorial and computer-assisted chemistry and information systems.

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


Item 2.  Properties

         The Company leases laboratory and office space in a facility at 215 College Road in Paramus, New Jersey. The Company recently entered into an amendment to its lease which extended the term through the year 2015 and increased its leased space to up to 74,000 square feet. The Company is currently converting a portion of its space into additional research laboratories and may renovate other portions of its space in 1998 for additional laboratories and offices. The Company believes that the space it currently leases is adequate to accommodate the anticipated administrative and research needs of the Company for the foreseeable future.


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


Item 4.  Submission of Matters to a Vote of Securityholders

         None.

                                     Part II


Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of Synaptic Pharmaceutical Corporation has traded on the National Market tier of The Nasdaq Stock Market under the symbol SNAP since its initial public offering on December 13, 1995. As of March 2, 1998, there were approximately 2,300 holders of record of the Company's Common Stock. No dividends have been paid on the Common Stock to date, and the Company does not currently intend to declare or pay dividends for the foreseeable future.

         The following tables set forth the high and low last trade prices for the Common Stock as reported by The Nasdaq Stock Market for the period from January 1, 1996, through December 31, 1997.


                                1997 Fiscal Year

                                      High              Low
                                      ----              ----

         1st Quarter 1997             15 1/2            12 1/4

         2nd Quarter 1997             14                10 3/8

         3rd Quarter 1997             15 5/8            12 3/8

         4th Quarter 1997             16 3/4            10


                                1996 Fiscal Year

                                     High              Low
                                     ----              ----

         1st Quarter 1996            20                12 1/2

         2nd Quarter 1996            17 3/4            12 1/4

         3rd Quarter 1996            14                 9 1/2

         4th Quarter 1996            13                10 1/2


         During the quarter ended December 31, 1997, the Company did not make any sales of its securities, other than sales that were registered under the Securities Act of 1933, as amended (the "Securities Act").

         Securities Act Rule 229.463 ("Rule 463") required issuers to report on Form SR their use of proceeds, following an initial public offering, within ten days of the first three months following the effective date of the registration statement, and every six months thereafter, until the application of all such proceeds was complete. Effective September 2, 1997, pursuant to Release No. 34-38850, the Securities and Exchange Commission

("SEC") amended Rule 463 to eliminate Form SR and now requires a first-time registrant to report the application of proceeds in each of its periodic reports filed pursuant to the requirements under the Exchange Act until the application of such proceeds is complete. Prior to September 2, 1997, the Company utilized Form SR to report the application of proceeds received by the Company following its initial public offering.

         The information provided below represents a reasonable estimate of the cumulative application, through December 31, 1997, of the net proceeds of $25,194,000 which were received following the Company's initial public offering on December 13, 1995:


Construction of plant, building and facilities                 $    282,000

Purchase and installation of machinery and equipment           $  3,252,000

Working capital used to fund operations                        $ 13,262,000


         Except for payments described in the following sentence, the cumulative application of the net offering proceeds listed above represents direct payments to others. No payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their attendance at board meetings or for their services provided to the Company under consulting arrangements, if any.

         At December 31, 1997, the status of proceeds pending final application are as follows:


Temporary investment of proceeds in marketable securities      $  8,398,000

Item 6.       Selected Financial Data


         The following table presents selected information relating to the financial condition and results of operations of the Company for the past five years. The following data should be read in conjunction with the Company's financial statements.

(In thousands, except per share information)


                             1997       1996       1995       1994       1993
                          --------   --------   --------   --------   --------
Total revenues            $ 10,307   $  9,481   $  7,977   $  5,043   $  8,794
Total expenses            $ 17,853   $ 14,319   $ 12,078   $ 11,221   $ 10,753
Other income, net         $  2,200   $  2,205   $    734   $    651   $    409
Net loss                  $ (5,346)  $ (2,633)  $ (3,367)  $ (5,527)  $ (1,550)
Basic and diluted net
   loss per share         $  (0.66)  $  (0.35)  $  (4.76)        --         --
Total assets              $ 69,402   $ 40,355   $ 40,913   $ 20,024   $ 19,754
Long term debt                  --         --   $    107   $    259   $    383
Convertible redeemable
   preferred stock              --         --         --   $ 36,199   $ 28,906
Accumulated deficit       $(29,316)  $(23,970)  $(21,337)  $(17,970)  $(12,443)
Stockholders'
     equity (deficiency)  $ 67,704   $ 39,040   $ 38,669   $(17,592)  $(11,929)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." It is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. During 1997, the Company was engaged in collaborations with four pharmaceutical companies: Eli Lilly and Company, Merck & Co., Inc., Novartis Pharma AG and the Warner-Lambert Company. Since inception, the Company has financed its operations primarily through the sale of stock and through funds provided by its collaborative partners Lilly, Merck and Novartis under collaborative agreements. The Company also granted a nonexclusive license to use certain of its technology to DuPont Merck which license expired on February 5, 1998.

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

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $29,316,000 at December 31, 1997. The Company expects to continue to incur operating losses for a significant number of years and may not become profitable, if at all, until it begins to receive royalty revenue. To date, the Company has not received any royalty revenue and does not expect to receive such revenue for a significant number of years, if at all.


Results of Operations

         Comparison of Fiscal Years Ended December 31, 1997, 1996 and 1995

         Revenues. The Company recognized revenue of $10,307,000, $9,481,000 and $7,977,000 for the fiscal years of 1997, 1996 and 1995, respectively. The increase of $826,000 from 1996 to 1997 was attributable primarily to: an increase in contract revenue of $2,842,000 resulting from the expansion of the Company's collaborative arrangement with Lilly and increases in rates charged per full-time equivalent scientist under collaborative arrangements from which the Company receives research funding partially offset by a decrease of $2,000,000 of non-recurring license revenue under the terms of one of the Company's license and collaboration agreements during the third quarter of 1996.

         The increase of $1,504,000 from 1995 to 1996 was attributable primarily to the recognition of the $2,000,000 of license revenue from one of the Company's collaborative partners and an increase of $231,000 of grant revenue over the comparable period in 1995, both of which were partially offset by a decrease of contract revenue of $727,000. This decrease in contract revenue was attributable primarily to the receipt in 1995 of a one-time $1,000,000 payment from one of the Company's collaborative partners for the achievement of a specific milestone that was partially offset by increases in 1996 in the rates charged to the Company's collaborative partners per full-time equivalent scientist.

         Research and Development Expenses. The Company incurred research and development expenses of $13,781,000, $11,337,000 and $9,863,000 for the fiscal years of 1997, 1996 and 1995, respectively. The increase of $2,444,000, or 22%, from 1996 to 1997 was attributable primarily to: an increase of $1,274,000 in compensation expense resulting from an increase in average headcount year-to-year, annual salary and bonus increases and an associated increase in fringe benefit expenses; an increase of $726,000 in research supply costs; and an increase of $397,000 in facility related costs.

         The increase of $1,474,000, or 15%, from 1995 to 1996 was attributable primarily to: an increase of $656,000 in compensation expense resulting from an increase in average headcount year-to-year, annual salary and bonus increases and an associated increase in fringe benefit expense, as well as an increase in amortization of deferred compensation; an increase of $482,000 in research supply costs; an increase of $112,000 in research equipment costs related to research funded by government grants; $92,000 in increased depreciation expense; and an increase of $53,000 in software license fees.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $4,072,000, $2,982,000 and $2,215,000 for the fiscal years of 1997, 1996 and 1995, respectively. The increase of $1,090,000, or 37%, from 1996 to 1997 was attributable primarily to an increase in patent and patent related expenses resulting from increased patent related activities and the expensing of all patent and patent application costs as incurred, effective October 1, 1996.

         The increase of $767,000, or 35%, from 1995 to 1996 was attributable primarily to: an increase of $292,000 in expenses associated with being a public company; an increase of $193,000 in compensation expense resulting from an increase in average headcount and annual salary and bonus increases and an associated increase in fringe benefit expense; an increase of $171,000 in patent and patent related costs; and an increase of $64,000 in certain supply and computer related expenses.

         Other Income, Net. The Company received other income, net of interest expense, of $2,200,000, $2,205,000 and $734,000 for the fiscal years of 1997,
1996 and 1995, respectively.

         The increase of $1,471,000 from 1995 to 1996 in other income, net of interest expense, was primarily attributable to an increase in interest income as a result of an increase in the average cash, cash equivalent and marketable security balance resulting from the Company's initial public offering in December 1995.

         Net Loss and Net Loss Per Share. The net loss incurred by the Company was $5,346,000 ($0.66 per share), $2,633,000 ($0.35 per share) and $3,367,000
($4.76 per share) for the fiscal years of 1997, 1996 and 1995, respectively. The increase of $2,713,000 in net loss from 1996 to 1997 was primarily attributable to the recognition during 1996 of $2,000,000 of non-recurring license revenue offset by higher total expenses.

         The decrease of $734,000 in net loss from 1995 to 1996 was attributable primarily to: the increase of $2,000,000 of non-recurring license revenue and other income, offset by higher total expenses.

         Operating Trends. It is expected that research funding from existing collaborations will decrease from $9,785,000 in 1997 to $7,100,000 in 1998. It is also expected that operating expenses will increase in order to further support existing collaborations and internal research efforts. Operating expenses are expected to continue to grow, at a minimum, consistent with historical trends. Patent related expenditures are expected to grow at a rate that is faster than the historical operating expense growth rate.

         Other income, net is expected to decline in 1998 and 1999 as existing funds are utilized to support the Company's operations.

         Property and equipment costs are expected to continue to increase as the Company's currently underutilized space is converted into laboratory space.

         Management has performed a review of the computer hardware and software components that the Company currently utilizes in order to determine the impact that the year 2000 issue will have on the Company's future operating results, future financial condition and on the future operations of its business. Based on the results of the review, management has concluded that the impact the year 2000 issue will have on the aforementioned will be immaterial.

         The Company does not believe that inflation has had a material impact on its results of operations.


Liquidity and Capital Resources

         At December 31, 1997 and 1996, cash, cash equivalents and marketable securities aggregated $62,100,000 and $34,684,000, respectively. The increase of $27,416,000 was attributable primarily to the receipt of $33,822,000 in net proceeds raised in a public offering offset by cash used in operations of $4,310,000 and capital expenditures of $2,888,000.

         To date, the Company has met its cash requirements through the sale of its stock, through licensing fees, research funding and milestone payments received under the collaborative agreements with Lilly, Merck and Novartis, through SBIR grants and through interest earned on its investments. As of December 31, 1997, the Company had received: $96,300,000 from the sale of its stock; $47,200,000 in licensing fees, research funding and milestone payments under its collaborative agreements; $3,400,000 in SBIR grants; and $6,600,000 in other income, net. To date, the portion of these funds that has been expended by the Company has been used principally to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

         At December 31, 1997, the Company was involved in collaborative arrangements with Lilly, Merck, Novartis and Warner-Lambert. Lilly, Merck and Novartis provided research funding to the Company during 1997 and are expected to provide research funding to the Company during 1998. The aggregate amount of research funding under these arrangements which the Company expects to receive during 1998 is $7,100,000. Warner- Lambert does not currently provide research funding to the Company and the Company does not expect that such funding will be provided, if at all, until 1999. Research funding under the Lilly agreement is scheduled to expire on December 31, 1998. Research funding under the Merck agreement is scheduled to expire on November 30, 1998. Research funding under the Novartis agreement is scheduled to expire on August 3, 1998.

         At December 31, 1997, the Company had invested an aggregate of $8,447,000 in property and equipment. The Company continues to convert currently underutilized space into laboratory facilities beyond the level which existed at December 31, 1997.

         In November 1997, the Company extended its lease agreement, which was due to expire on December 31, 1999, until December 31, 2015. The minimum annual payment under the lease is currently $644,000. A standby letter of credit for $580,000 has been issued to the Company's landlord as a security deposit and is secured by investment securities of the Company which are, to the extent of $600,000, recorded in the balance sheet as "Restricted Cash." This standby letter of credit must be renewed annually during the life of the lease.

         At December 31, 1997, the Company had $62,100,000 in cash, cash equivalents and marketable securities. The Company intends to utilize these funds primarily to conduct its current and future research programs, for general corporate purposes and to make leasehold improvements to its facilities beyond the level which existed on December 31, 1997. It is anticipated that the Company will continue to incur significant operating losses for a number of years and will require the use of cash to finance its capital programs. The Company believes that its cash on hand, together with the funds that it expects to receive from its collaborative partners, interest income and funds received under SBIR grants, will be sufficient to fund an increased operating expense level and an increased level of capital spending through the year 2000. The Company expects to continue to incur operating losses for a number of years.

         As of December 31, 1997, the Company had net operating loss carryforwards of approximately $25,000,000 for Federal income tax purposes that will expire principally in the years 2002 through 2012. In addition, the Company had research and development credit carryforwards which will expire principally in 2002 through 2009. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in the Company's ownership in 1993 and 1997, the utilization of $25,000,000 of net operating loss carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited.


Disclosure Regarding Forward-Looking Statements

         This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, those relating to future cash and spending plans, amounts of future research funding, patent-related plans, additional drug discovery programs, the effectiveness, efficacy, or other results of any of the Company's technology or drugs, any other statements regarding future growth, future cash needs, future operations, business plans and financial results, and any other statements which are not historical facts. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to those described below, as well as other factors detailed elsewhere in this Report, including in Item 1 of this Report under the captions "Patents, Proprietary Technology and Trade Secrets," "Competition" and "Government Regulation" ("Cautionary Statements"). Such Cautionary Statements qualify the forward-looking statements included in this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


Early Stage of Product Development; Technological Uncertainty

         Since its inception in January 1987, the Company has focused its activities on the discovery and cloning of receptor genes and the use of such genes as tools in the design of precisely targeted compounds for a broad range of therapeutic applications. To date, the Company has not completed development of any drugs alone or in collaboration with its partners and does not expect that any drugs resulting from its or its collaborative partners' or licensees' research and development efforts will be commercially available for a significant number of years, if at all. All compounds discovered by the Company and its collaborative partners and licensees will require extensive preclinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive preclinical and clinical testing required to establish safety and efficacy will take several years, and the time required to commercialize new drugs cannot be predicted with accuracy. Moreover, potential products that appear to be promising at early stages of development may never reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects, that they fail to receive necessary regulatory approvals, that they are difficult or uneconomical to manufacture on a large scale, that they fail to achieve market acceptance or that they are precluded from commercialization by proprietary rights of third parties. There can be no assurance that the Company's approach to drug discovery, its research and development efforts or the efforts of Lilly, Merck, Novartis, Warner-Lambert, Grunenthal or Glaxo, or any future collaborative partner or licensee of the Company, will result in the development of any drugs, or that any drugs, if successfully developed, will be proven to be safe and effective in clinical trials, receive required regulatory approvals, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, including clinical or regulatory delays, unexpected adverse effects and inadequate therapeutic efficacy, would slow or prevent product development efforts of the Company and its collaborative partners and licensees and have a material adverse effect on the Company's operations.


Dependence on Collaborative Partners and Licensees for Development, Regulatory
 Approvals, Manufacturing, Marketing and Other Resources

         A key element of the Company's business strategy is to leverage resources by entering into collaborative and licensing arrangements with pharmaceutical companies. Under the Collaborative Agreements with Lilly, Merck, Novartis and Warner-Lambert, the Company's collaborative partners are each responsible for conducting preclinical testing and clinical trials of compounds developed through the use of the Company's technology, obtaining regulatory approvals and manufacturing and commercializing any resulting drugs. Under the Grunenthal Agreement, Grunenthal is responsible for conducting certain preclinical testing and clinical trials of compounds developed through the use of the Company's technology. The Company has no involvement in the research and development activities of Glaxo under the Glaxo Agreement. As a result, the Company's receipt of revenues (whether in the form of drug development milestones, royalties on sales or net sales proceeds) in respect of drugs resulting from its collaborative and licensing arrangements is dependent upon the activities of its collaborative partners and licensees. The amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company and by the Company's licensee to the development of drugs that would be subject to royalties payable to the Company are not within the Company's control. Moreover, there can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners or licensee, that some of the Company's collaborative partners or the Company's licensee will not develop independently or with third parties drugs that could compete with drugs of the types covered by their arrangements with the Company, or that disagreements over rights or technology or other proprietary interests will not occur.

         If any of the Company's collaborative partners or the Company's licensee breaches its agreement with the Company, or fails to devote adequate resources to or conduct in a timely manner its collaborative or licensed activities, the research programs under the applicable Collaborative Agreement or the development and commercialization of drug candidates subject to such arrangement could be materially adversely affected. There can be no assurance that the Company's collaborative or licensing arrangements will be successful. Further, there can be no assurance that the Company will be able to enter into acceptable collaborative or licensing arrangements with other pharmaceutical companies in the future, or that, if negotiated, such arrangements will be successful.


History of Operating Losses and Accumulated Deficit

         The Company has incurred significant operating losses since its inception in January 1987. At December 31, 1997, the Company's accumulated deficit was $29,316,000. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur substantial operating losses at least over the next several years and expects losses to increase as the Company's research and development efforts expand and its current collaborative arrangements expire. As of December 31,

1997, the only revenues generated by the Company had resulted from payments under the Collaborative Agreements, and government grants under the SBIR program of the National Institutes of Health. The Company's revenues, expenses and losses may fluctuate from quarter to quarter and year to year. Research payments under the Lilly Agreement, the Merck Agreement and the Novartis Agreements are scheduled to expire in December 1998, November 1998 and August 1998, respectively, unless the research programs under such agreements are extended by mutual agreement of the Company and Lilly, Merck or Novartis. The Company does not expect to achieve revenues or royalties from sales of drugs for a number of years, if at all. The Company will not achieve revenues or royalties from drug sales unless it or one of its collaborative partners or licensees successfully completes clinical trials with respect to a drug candidate, obtains regulatory approvals for that drug candidate and commercializes the resulting drug. Failure to achieve significant revenue or profitable operations could impair the Company's ability to sustain operations and there can be no assurance that the Company will ever achieve significant revenues or profitable operations.


Future Capital Needs; Uncertainty of Additional Funding

         The operation of the Company's business requires substantial capital resources and such requirements are likely to increase in the future. The Company's future financial requirements will depend on many factors, including the continued progress of its research and development programs, the timing and results of preclinical testing and clinical trials, if any, of its drug candidates, the timing of regulatory approvals, if any, technological advances, determinations as to the commercial potential of its or its collaborative partners' proposed products and the status of competitive products. The Company's capital requirements will also depend on the Company's ability to establish and maintain collaborative arrangements with others and whether its future collaborative partners provide research funding to the Company and are responsible for all development activities, preclinical testing and regulatory approvals and, if such approvals are obtained, the manufacturing and marketing of products. In addition, such capital requirements will depend on the time and expense associated with filing and, if necessary, prosecuting and enforcing patent claims.

         The Company entered into the Grunenthal Agreement in January 1998. Under this agreement, the Company will retain certain ownership rights to any products that result from the collaboration. In addition, the Company will be significantly involved in the development of any such potential products but may also be required to contribute substantial financial resources towards such development. Accordingly, the cost to the Company of this arrangement may be significantly greater than the cost to it of participating in a royalty-based collaboration. The Company intends to explore the possibility of entering into additional collaborative arrangements similar in nature to its collaboration with Grunenthal.

         No assurance can be given that the Company's existing cash on hand and marketable securities and funds it will receive under the Collaborative Agreements and under the Glaxo Agreement and government grants, together with interest income, will be sufficient. The Company expects that it will, in the future, seek to raise additional funding from other sources, including other collaborative partners and licensees, and through public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangement could result in limitations on the Company's ability to control the research and development of potential drugs and the commercialization of resulting drugs, if any, as well as its profits therefrom. Any such equity financing could result in dilution to the Company's then existing stockholders. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its receptor or drug discovery programs.

Uncertainties Related to Clinical Trials

         Before obtaining required regulatory approvals for the commercial sale of each product under development, the Company or its collaborators and licensees must demonstrate through preclinical studies and clinical trials that such product is safe and efficacious for use. The results of preclinical studies and initial clinical trials are not necessarily predictive of results that will be obtained from large-scale clinical trials, and there can be no assurance that clinical trials of any product under development will demonstrate the safety and efficacy of such product or will result in a marketable product. The safety and efficacy of a therapeutic product under development by the Company or its collaborative partners and licensees must be supported by extensive data from clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product and could have a material adverse effect on the Company. In addition, the FDA or other Regulatory Agency may require additional clinical trials, which could result in increased costs and significant development delays.

         The rate of completion of clinical trials of the Company's or its collaborative partners' and licensees' products is dependent upon, among other factors, obtaining adequate clinical supplies and the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. In addition, the Company's collaborative partners and licensees generally have the right to control the planning and execution of product development and clinical programs, and there can be no assurance that such partners and licensees will conduct such programs in accordance with schedules that are satisfactory to the Company. There can be no assurance that, if clinical trials are completed, the Company or its collaborative partners and licensees will submit NDAs with respect to any potential products or that any such application will be reviewed and approved by the FDA in a timely manner, if at all.


Lack of Manufacturing Experience; Reliance on Contract Manufacturers

         The Company currently has no manufacturing facilities and relies on its collaborative partners or other manufacturers to produce its compounds for research and development, preclinical and clinical purposes. The products under development by the Company and its collaborative partners have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company were unable to contract for a sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical and clinical testing schedule would be delayed, resulting in delay in the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which could have a material adverse effect on the Company. Moreover, manufacturers that the Company may use must adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

Lack of Sales and Marketing Capability

         The creation of infrastructure to commercialize pharmaceutical products is a difficult, expensive and time-consuming process. Synaptic currently has no sales or marketing capability. To market directly any product it may develop, the Company will need to establish a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. There can be no assurance that the Company will be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for licensing arrangements. To the extent that the Company enters into co-promotion or licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful.


Dependence on Key Personnel

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

                      (This page intentionally left blank.)

Item 8.       Financial Statements



                       SYNAPTIC PHARMACEUTICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS





                                                                           Page
                                                                           ----
Report of Independent Auditors..............................................44

Balance Sheets at December 31, 1997 and 1996................................45

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.................................................................. 46

Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995....................................47

Statements of Cash Flows for the years ended December 31,
  1997, 1996 and 1995.......................................................49

Notes to Financial Statements...............................................50

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
SYNAPTIC PHARMACEUTICAL CORPORATION

         We have audited the accompanying balance sheets of Synaptic Pharmaceutical Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synaptic Pharmaceutical Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                  ERNST & YOUNG LLP


Hackensack, New Jersey
January 30, 1998, except for
 the second paragraph of Note 11
 as to which the date is March 2, 1998

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS

(in thousands, except share information)

December 31, 1997 and 1996

Assets
                                                          1997            1996
                                                        --------        --------
Current assets:
    Cash and cash equivalents                           $23,113         $ 4,589
    Restricted cash                                         600              --
    Marketable securities--current maturities            10,010          21,418
    Revenue receivable under license agreement               40             192
    Restricted securities                                    --             712
    Other current assets                                    674             458
                                                        --------        --------
        Total current assets                             34,437          27,369

Property and equipment, net                               4,682           2,664
Marketable securities                                    28,977           8,677
Patent and patent application costs, net of
 accumulated amortization (1997--$1,069; 1996--$730)      1,306           1,645
                                                        --------        --------
                                                        $69,402         $40,355
                                                        ========        ========

Liabilities and Stockholders' Equity

 Current liabilities:
    Accounts payable                                    $   811         $   639
    Accrued liabilities                                     547             189
    Accrued compensation                                    340             380
    Current portion of capital lease obligations             --             107
                                                        --------        --------
        Total current liabilities                         1,698           1,315

Commitments and contingencies
Stockholders' equity:
    Preferred Stock, $.01 par value; authorized--
     1,000,000 shares                                        --              --
    Common Stock, $.01 par value; authorized--
     25,000,000 shares; issued and outstanding--
     10,526,585 shares in 1997 and 7,633,543
     shares in 1996                                         105              76
    Additional paid-in capital                           97,049          63,231
    Net unrealized gains (losses) on securities              26              (1)
    Deferred compensation                                  (160)           (296)
    Accumulated deficit                                 (29,316)        (23,970)
                                                        --------        --------
        Total stockholders' equity                       67,704          39,040
                                                        --------        --------
                                                        $69,402         $40,355
                                                        ========        ========



                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                            STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)


For the Years Ended December 31, 1997, 1996 and 1995


                                          1997        1996       1995
                                         --------   --------   --------

Revenues:
    Contract revenue                     $ 9,785    $ 6,943    $ 7,670
    License revenue                           --      2,000         --
    Grant revenue                            522        538        307
                                         -------    -------    -------
        Total revenues                    10,307      9,481      7,977

Expenses:
    Research and development              13,781     11,337      9,863
    General and administrative             4,072      2,982      2,215
                                         -------    -------    -------
        Total expenses                    17,853     14,319     12,078
                                         -------    -------    -------
Loss from operations                      (7,546)    (4,838)    (4,101)

Other income, net:
    Interest income                        2,205      2,013        748
    Interest expense                          (5)       (20)       (33)
    Gain on sale of securities                --        212         19
                                         -------    -------    -------
Other income, net                          2,200      2,205        734
                                         -------    -------    -------
Net loss                                 $(5,346)   $(2,633)   $(3,367)
                                         =======    =======    =======

Basic and diluted net loss per share     $ (0.66)   $ (0.35)   $ (4.76)
                                         =======    =======    =======
Shares used in computation of
 net loss per share                    8,129,260  7,577,610    707,094
                                       =========  =========    =======




                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(in thousands, except share information)



                                                                  Net
                                                               Unrealized              Notes                             Total
                                                                 Gains              Receivable                           Stock-
                                                    Additional  (Losses)   Deferred   From         Accumu-               holders'
                                   Common Stock      Paid-In      on        Compen-   Stock-        lated     Treasury    Equity
                                 Shares   Amount     Capital   Securities    sation   holders      Deficit     Stock   (Deficiency)
                                 ------   ------     -------   ----------    ------   -------      -------     -----   ------------
Balance at January 1, 1995     340,193     $  3     $    661      $(171)     $(103)     $(11)     $(17,970)     $(1)     $(17,592)
Purchase of 1,893 shares of
 treasury stock at cost             --       --           --         --         --        --            --       (3)           (3)
Payments received on notes
 receivable from stockholders       --       --           --         --         --         5            --       --             5
Deferred compensation related
 to stock incentive plan            --       --          191         --       (191)       --            --       --            --
Forfeiture of deferred
 compensation related to
 stock incentive plan               --       --          (1)         --          1        --            --       --            --
Amortization of deferred
 compensation                       --       --          --          --         85        --            --       --            85
Issuance of 1,646 shares
 of treasury stock                  --       --           1          --         --        --            --        2             3
Issuance of 57,769 shares of
 common stock to employees
 and consultants                  57,769      1         258          --         --        --            --       --           259
Issuance of 2,000,000 shares
 of common stock in initial
 public offering               2,000,000     20      22,692          --         --        --            --       --        22,712
Conversion of preferred stock  4,928,382     49      36,150          --         --        --            --       --        36,199
Adjustment to reflect net
 unrealized holding gain on
 securities                           --     --          --         367         --        --            --       --           367
Net loss for the year ended
 December 31, 1995                    --     --          --          --         --        --        (3,367)      --        (3,367)
Fractional shares issued in
 reverse stock split                  24     --          --          --         --        --            --       --            --
                                  ------  ------     -------   ----------    ------   -------      -------     -----    -----------
Balance at December 31, 1995   7,326,368     73      59,952         196       (208)      (6)       (21,337)      (2)       38,668
Purchase of 1,190 shares of
 treasury stock at cost               --     --          --          --         --       --             --       (1)           (1)
Payments received on notes
 receivable from stockholders         --     --          --          --         --        6             --       --             6
Deferred compensation related
 to stock incentive plan              --     --         388          --       (388)      --             --       --            --
Forfeiture of deferred
 compensation related to
 stock incentive plan                 --     --        (121)         --        121       --             --       --            --
Amortization of deferred
 compensation                         --     --          --          --        179       --             --       --           179
Issuance of 48,126, shares
 of common stock pursuant
 to exercise of stock options     46,061      1          81          --         --       --             --        3            85
Issuance of 48,114 shares of
 common stock pursuant to
 exercise of stock warants        48,114     --         457          --         --       --             --       --           457
Issuance of 213,000 shares
 of common stock pursuant to
 overallotment option            213,000      2       2,474          --         --       --             --       --          2,476
Adjustment to reflect net
 unrealized holding loss on
 securities                           --     --          --        (197)        --       --             --       --          (197)
Net loss for the year ended
 December 31, 1996                    --     --          --          --         --       --         (2,633)      --        (2,633)
                               ---------  -------   --------  ----------  ---------  -------   ------------    -----  ------------
Balance at December 31, 1996   7,633,543  $  76     $63,231   $      (1) $    (296)  $   --     $  (23,970)   $  --   $    39,040
                               =========  =======   ========  ==========  =========  =======   ============    =====  ============

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

(in thousands, except share information)



                                                                  Net
                                                               Unrealized              Notes                             Total
                                                                 Gains              Receivable                           Stock-
                                                    Additional  (Losses)   Deferred   From         Accumu-               holders'
                                   Common Stock      Paid-In      on        Compen-   Stock-        lated     Treasury    Equity
                                 Shares   Amount     Capital   Securities    sation   holders      Deficit     Stock   (Deficiency)
                                 ------   ------     -------   ----------    ------   -------      -------     -----   ------------
Balance at December 31, 1996  7,633,543  $  76      $63,231       $  (1)   $  (296)  $   --     $  (23,970)   $  --   $    39,040
Purchase of 438 shares of
 Treasury Stock at cost              --     --           --          --         --       --             --       (1)           (1)
Forfeiture of Deferred
 Compensation related to
 Stock Incentive Plan                --     --          (12)         --         12       --             --       --            --
Amortization of Deferred
 Compensation                        --     --           --          --        124       --             --       --           124
Issuance of 18,480, shares
 of common stock pursuant        18,042      1           36          --         --       --             --        1            38
 to exercise of stock options
Issuance of 2,875,000 share
 of common stock in public
 offering                     2,875,000     28       33,794          --         --       --             --       --        33,822
Adjustment to reflect net
 unrealized holding loss on
 securities                          --     --          --          27          --       --             --       --            27
Net loss for the year ended
 December 31, 1997                   --     --          --          --          --       --         (5,346)      --        (5,346)
                             ----------  -------   --------  ----------  ---------  -------   ------------    -----  ------------
Balance at December 31, 1997 10,526,585  $  105    $ 97,049  $      26   $   (160)  $   --     $   (29,316)   $  --  $     67,704
                             ==========  =======   ========  ==========  =========  =======   =============   =====  ============



                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

(in thousands)


For the Years Ended December 31, 1997, 1996 and 1995

                                                    1997      1996        1995
                                                 --------   --------    -------
Operating activities:
Net loss                                          $(5,346)   $(2,633)   $(3,367)
Adjustments to reconcile net loss
    to net cash (used in)
    provided by operating activities:
    Depreciation and patent amortization            1,209        960        792
    Amortization of (discounts)/premiums
    on securities                                    (123)      (158)        42
    Amortization of deferred compensation             124        179         86
    Gain on sale of securities                         --       (212)       (19)
Changes in operating assets and liabilities:
       (Increase) decrease in other assets           (816)      (107)       356
       Increase in accounts payable,
       accrued liabilities
          and accrued compensation                    490         44        131
       Decrease (increase) in license
       agreement revenue receivable                   152        (62)     1,904
       (Decrease) increase in deferred revenue         --       (821)       821
                                                 --------   --------     ------
    Net cash (used in) provided
     by operating activities                       (4,310)    (2,810)       746

Investing activities:
    Proceeds from sale or maturity of
    investments                                    27,666     10,710      6,318
    Purchases of investments                      (35,696)   (32,238)    (3,669)
    Purchases of property and equipment            (2,888)    (1,106)      (529)
    Increase in patent and patent
    application costs                                  --       (518)      (602)
    Principal payments made by
    employee/stockholders                              --         --          1
                                                 --------   --------    -------
Net cash (used in) provided
 by investing activities                          (10,918)   (23,152)     1,519

Financing activities:
    Issuance of common stock, net of
    repurchases                                    33,859      3,016     22,971
    Payments on capital lease                        (107)      (152)      (125)
    Payments on notes receivable from
    stockholders                                       --          6          6
                                                 --------   --------    -------
Net cash provided by financing activities          33,752      2,870     22,852
                                                 --------   --------    -------
Net increase (decrease) in cash and
 cash equivalents                                  18,524    (23,092)    25,117
Cash and cash equivalents at
 beginning of period                                4,589     27,681      2,564
                                                 --------   --------    -------
Cash and cash equivalents at end of period        $23,113    $ 4,589    $27,681
                                                 ========   ========    =======
Supplemental cash flow disclosure:
    Cash paid for interest                        $     5    $    20     $   33
                                                 ========   ========    =======



                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

        Basic and Diluted Net Loss Per Share. Net loss per share is computed using the weighted average number of shares of common stock outstanding. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company has a history of operating losses, the adoption of the new standard had no effect on the current and prior year net loss per share amounts. Also, as a result of the Company's operating losses and the anti-dilutive effect from stock options and warrants, such instruments are excluded from the computation of basic and diluted net loss per share.

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

        Cash Equivalents. Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Included in cash equivalents at December 31, 1997, is approximately $23,109,000 related to investments in money market funds. At December 31, 1996, this amount totaled $4,383,000.

        Available-for-Sale Securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method. Investments held as of December 31, 1997 consist primarily of U.S. Government and Federal Agency obligations, U.S. corporate debt securities and mortgage-backed securities. The maturities range from January 31, 1998, through November 26, 2001.

        The Company has established guidelines relative to diversification, credit ratings and maturities to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

        Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Scientific equipment, office equipment and

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


furniture and fixtures are depreciated over a life of 7 years. Leasehold improvements are depreciated principally over the life of the facility lease, which is currently 18 years (see Note 9). Software is depreciated over a life of 3 years. Assets acquired under capital lease arrangements were depreciated over the life of the related leases.

        Patents. Prior to October 1, 1996, patent and patent application costs were capitalized and amortized over 7 years or the estimated life of the patent, if less, using the straight-line method. Capitalized costs through October 1, 1996 will continue to be amortized over the remaining portions of their seven-year lives. Effective October 1, 1996, patent and patent application costs are expensed as incurred. The effect in 1996 of this change in accounting estimate was to increase expenses and net loss by $171,000, or $0.02 per share. The Company continually reviews capitalized costs to assess ongoing recoverability.

        Accrued Liabilities. Included in accrued liabilities at December 31,1997
and  1996  are  accrued   professional   fees  totaling  $345,000  and  $68,000,
respectively.

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

        New Accounting Standard. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement, which is required to be adopted effective January 1, 1998, requires the presentation of a statement of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. Comprehensive income for the Company, in addition to net loss, will include unrealized gains and losses on marketable securities held for sale, currently recorded in stockholders' equity.

        Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


Note 2 -- Investments

        The following is a summary of all of the Company's securities. All of the Company's securities are classified as available-for-sale securities. Determination of estimated fair value is based on quoted market prices:


                                                Gross      Gross
                                              Unrealized Unrealized    Estimated
                                     Cost       Gains     (Losses)    Fair Value
                                     ----       -----     --------    ----------
December 31, 1997:
U.S. Treasury obligations and
obligations of U.S. government
agencies                         $21,299,000   $    --   $(22,000)   $21,277,000
U.S. corporate debt securities    15,966,000    57,000    (11,000)    16,012,000
Mortgage-backed securities         1,696,000     2,000         --      1,698,000
                                 -----------   -------   --------    -----------
                                 $38,961,000   $59,000   $(33,000)   $38,987,000
                                 ===========   =======   ========    ===========

December 31, 1996:
U.S. Treasury obligations and
obligations of U.S. government
agencies                         $20,846,000   $ 1,000   $ (4,000)   $20,843,000
U.S. corporate debt securities     6,991,000     5,000     (8,000)     6,988,000
Mortgage-backed securities         2,971,000     5,000         --      2,976,000
                                 -----------   -------   --------    -----------
                                 $30,808,000   $11,000   $(12,000)   $30,807,000
                                 ===========   =======   ========    ===========


        The gross realized gains on sale of available-for-sale securities for the years ending December 31, 1997, 1996 and 1995 totaled $0, $212,000 and $24,000, respectively, and the gross realized losses totaled $0, $0 and $6,000, respectively. The net adjustment to unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled $27,000 in 1997, $(197,000) in 1996 and $367,000 in 1995.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


Note 3 -- Collaborative Research Agreements

        At December 31, 1997, the Company was engaged in collaborations with four pharmaceutical companies, three of which account for all of its contract and license revenues. In addition, the Company has licensed certain technology to The DuPont Merck Pharmaceutical Company. Details of these arrangements are set forth below:

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

        During  1997,  1996  and  1995,  the  Company   recognized   $4,748,000,
$2,011,000, and $1,960,000, respectively, in revenue under this agreement.

        Merck & Co., Inc. In November 1993, the Company and Merck & Co., Inc. ("Merck") entered into an agreement pursuant to which they agreed to collaborate in the identification and development of alpha-1a antagonists, principally for the treatment of BPH. The initial term of the collaboration was three years. In October 1996, the term of the collaboration was extended for an additional one-year period and in November 1997, the term was again extended for an additional one-year period. Under the terms of the agreement, Merck is providing funding to the Company to support a specified number of the Company's scientists who conduct research as part of the collaboration. In addition, Merck is required to pay royalties on sales of any products resulting from the collaboration and is required to make payments upon the achievement of certain milestones.

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

        During  1997,  1996  and  1995,  the  Company   recognized   $1,631,000,
$3,613,000 and $1,477,000, respectively, in revenue under this agreement.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


        At December 31, 1997 and 1996, the Company had a receivable amounting to approximately $40,000 and $192,000, respectively, for certain reimbursable expenditures.

        Novartis Pharma AG (a subsidiary of the successor-in-interest of Ciba-Geigy Limited). In August 1994, the Company and Ciba-Geigy Limited ("Ciba-Geigy") entered into an agreement pursuant to which they agreed to collaborate in the identification and development of neuropeptide Y drugs for the treatment of obesity and eating disorders, as well as cardiovascular disorders. In May 1996, the Company and Ciba-Geigy entered into a second agreement and an amendment to the first agreement pursuant to which the term of the collaboration was extended by one year and the scope of the collaboration was expanded to provide for research on additional targets for the design of drugs for the treatment of obesity and eating disorders. In December 1996, Ciba-Geigy and Sandoz Limited consolidated to form a new company, Novartis AG, the pharmaceutical subsidiary of which is Novartis Pharma AG ("Novartis"). Novartis assumed Ciba-Geigy's rights and obligations relating to the collaboration. The term of the collaboration will expire on August 4, 1998, but may be further extended by mutual agreement of the parties. As part of the agreements, Novartis is providing funding to the Company to support a specified number of the Company's scientists who conduct research as part of the collaboration. In return for this research support, the Company granted Novartis an exclusive worldwide license to use the Company's neuropeptide Y technology to develop, manufacture and sell compounds that work through neuropeptide Y receptor subtypes for the treatment of obesity and eating disorders. Novartis is also required to provide the Company with milestone payments and royalties on sales of any products resulting from the collaboration.

        During August 1994, Novartis made a $7,500,000 equity investment in the Company. During December 1995, Novartis made an additional $2,000,000 equity investment in the Company.

        During  1997,  1996  and  1995,  the  Company   recognized   $3,406,000,
$3,319,000 and $4,234,000, respectively, in revenue under this agreement.

        Warner-Lambert Company. In July 1997, the Company and Warner-Lambert Company ("Warner- Lambert") entered into a collaborative research and license agreement pursuant to which they agreed to collaborate in the identification and development of galanin drugs for a variety of therapeutic applications. As part of the collaboration, Warner-Lambert received an exclusive worldwide license to use the Company's galanin receptor subtype drug discovery systems for the development and commercialization of galanin receptor subtype- selective drugs for all therapeutic applications. To date, the Company has not recognized any revenue under this agreement.

        The DuPont Merck Pharmaceutical Company. In February 1996, the Company and The DuPont Merck Pharmaceutical Company ("DuPont Merck") entered into an agreement pursuant to which the Company granted DuPont Merck a nonexclusive license to use certain of the Company's alpha adrenergic drug discovery systems for the development of alpha adrenergic subtype-selective drugs. The license granted to DuPont Merck expired on February 5, 1998.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


Note 4 -- Property and Equipment

        Property and equipment consists of the following as of December 31, 1997 and 1996:



                                                1997           1996

Scientific equipment                        $ 4,921,000   $ 2,960,000
Furniture and fixtures                          188,000       184,000
Office equipment                                454,000       433,000
Leasehold improvements                        1,557,000     1,225,000
Software                                        669,000        99,000
Equipment under capitalized leases              658,000       658,000
                                            -----------   -----------
                                              8,447,000     5,559,000
Accumulated depreciation and amortization    (3,765,000)   (2,895,000)
                                            -----------   -----------
                                            $ 4,682,000   $ 2,664,000
                                            ===========   ===========

Note 5 -- Capital Leases

        The Company and a bank were parties to a master lease agreement under which the Company leased laboratory and computer equipment with a cost basis of $658,000. The effective interest rate on the leases approximated 10.5%. The assets were depreciated over the related lease terms.

        Under the terms of the master lease agreement, $112,000 in securities held in an investment account maintained by the bank was restricted as to use at December 31, 1996.

        Accumulated amortization on leased equipment as of December 31, 1997 and 1996 was $658,000 and $623,000, respectively.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


Note 6 -- Stockholders' Equity

        Common Stock. In December 1995, the Company completed an initial public offering of 2,000,000 shares of its common stock. In January 1996, the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 213,000 shares of common stock. As part of the initial public offering, the then existing convertible redeemable preferred stock automatically converted into 4,928,382 shares of common stock.

        In October 1997, the Company completed a public offering of 2,500,000 shares of its common stock. In November 1997, the underwriters of the public offering exercised their over-allotment option to purchase an additional 375,000 shares of common stock.

        In connection with the sale of certain convertible redeemable preferred stock which was converted into common stock upon completion of the Company's initial public offering, the placement agents of certain convertible redeemable preferred stock received warrants to purchase 192,458 shares of the Company's common stock at an exercise price of $9.50 per share. In May 1996, 48,114 of these warrants were exercised. At December 31, 1997, 144,344 shares of common stock were reserved for issuance. In January 1998, 137,648 warrants were exercised and the remaining warrants expired .

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

        Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of preferred stock, 200,000 of which is designated as Series A Junior Participating and 800,000 of which is undesignated. The Board of Directors is authorized to provide for the issuance of preferred stock in one or more classes or series and to fix

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


the number of shares constituting any such class or series, and the voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rate, terms of redemption, redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series, without any further vote or action by the shareholders of the Company.


Note 7 -- Incentive/Stock Plans

        The Company currently has three stock incentive plans: the 1996 Incentive Plan (the "1996 Plan"), the 1988 Amended and Restated Incentive Plan (the "1988 Plan" and, together with the 1996 Plan, the "Incentive Plans") and the 1996 Nonemployee Director Stock Option Plan (the "Director Plan").

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

        In general, options granted under the Incentive Plans vest over a four-year period. Unvested options are forfeited upon termination of the employee or consulting relationship. Vested options, if not exercised within a specified period of time following the termination of the employment or consulting relationship, are also forfeited. Options generally expire 10 years from the date of grant. Shares of common stock sold under the Incentive Plans are also generally subject to vesting. Unvested shares of common stock which are sold under the Incentive Plans may be repurchased by the Company, at its option, at the original sale price upon termination of the employment or consulting relationship of the holder with the Company. Options granted and shares sold to employees under the Incentive Plans generally become fully vested upon the occurrence of a change in control of the Company (as defined) if the holders thereof are terminated in connection with such change in control other than for cause (as defined). The maximum number of shares subject to the 1996 Plan is 1,100,000. At December 31, 1997, 245,812 shares remain available for future awards under the 1996 Plan. As of December 31, 1997, no stock appreciation rights had been awarded under the 1996 Plan.

        Director Plan. The Director Plan was adopted by the Board of Directors in March 1996 and approved by the stockholders in June 1996. In general, under the Director Plan, each nonemployee director of the Company

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


is automatically granted an option on the date that he or she first becomes a member of the Board of Directors. In addition, on June 1 of each year, commencing in 1997, each nonemployee director is granted an additional option to purchase 2,500 shares of common stock at an exercise price equal to the fair market value on the date of grant. The maximum number of shares subject to the Director Plan is 250,000. In general, options granted under the Director Plan become exercisable as to 1/24th of the total number of shares subject to the option for each calendar month elapsed after the date of the option grant. In the event of a change in control of the Company (as defined) or the death or disability of the optionee, any unvested portion of the options will become exercisable in full. Options granted under the Director Plan will expire upon the earliest to occur of the following: (a) the expiration of ten years from the date of grant of the option, (b) one year after the optionee ceases to be a director of the Company by reason of death or disability of the optionee, or (c) three months after the date the optionee ceases to be a director of the Company for any reason other than death or disability.

        Option activities under the Incentive Plans and the Director Plan are detailed in the following table:

                                                                       Weighted
                                                                      Average
                                       1996      1988     Director  Option Price
                                       Plan      Plan       Plan     Per Share
                                    ---------  --------  ---------  -----------
Outstanding at January 1, 1995            --    327,345         --       $ 1.77
Granted                                   --     36,328         --       $ 2.00
Exercised                                 --    (11,125)        --       $ 1.76
Forfeited                                 --    (12,773)        --       $ 1.77
                                    ---------  --------  ---------  -----------
Outstanding at December 31, 1995          --    339,775         --       $ 1.79
Granted                              443,762         --     17,500       $13.24
Exercised                             (2,500)   (45,626)        --       $ 1.77
Forfeited                            (25,500)    (2,638)        --       $11.26
                                    ---------  --------  ---------  -----------
Outstanding at December 31, 1996     415,762    291,511     17,500       $ 8.55
Granted                              503,751         --     15,000       $12.99
Exercised                               (625)   (17,855)        --       $ 2.01
Forfeited                            (67,825)    (8,354)    (2,500)      $12.88
                                    ---------  --------  ---------  -----------
Outstanding at December 31, 1997     851,063    265,302     30,000       $10.47
                                    ========   ========  =========  ===========
Exercisable at December 31, 1997      71,511    221,212     15,000       $ 5.27
                                    ========   ========  =========  ===========
Exercisable at December 31, 1996       8,375    189,549      5,034       $ 2.72
                                    ========   ========  =========  ===========
Exercisable at December 31, 1995          --    184,125         --       $ 1.76
                                    ========   ========  =========  ===========

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997



        The following table discloses at December 31, 1997, for each of the following classes of options as determined by range of exercise price, the information regarding weighted-average exercise price and weighted-average remaining contractual life of each said class:


                                           Weighted                    Weighted
                             Weighted       Average                     Average
                              Average      Remaining                   Exercise
                              Exercise    Contractual    Number Of      Price of
                 Number Of   Price of       Life Of       Options       Options
                  Options    Outstanding  Outstanding    Currently    Currently
 Option Class   Outstanding   Options       Options     Exercisable  Exercisable
 ------------   -----------   -------       -------     -----------  -----------
Prices ranging
 from
$1.76 - $2.00      280,302     $ 1.81     5.0 years       224,962        $ 1.79

Prices ranging
 from
$10.125 - $14.25   700,363     $12.53     9.5 years        29,486        $11.36

Prices ranging
 from
$15.25 - $16.75    165,700     $16.44     8.4 years        53,275        $16.62


        The following table discloses for each of the years ending December 31, 1997, 1996 and 1995, the number of options granted, the weighted-average fair values and the weighted-average exercise prices for those options with exercise prices that equaled or were less than the market price of the common stock on the date of grant. There were no options granted with an exercise price above the market price of the common stock on the date of grant.





                               1997                                     1996                                   1995
                -----------------------------------    --------------------------------------   ----------------------------------
                  Number                                  Number                                  Number
                    of          Fair     Exercise           of          Fair       Exercise         of          Fair     Exercise
                  Options      Value       Price         Options        Value       Price         Options      Value      Price
--------------- -----------  ---------- -----------    ------------  ----------- ------------   -----------  ---------- ----------
Exercise
price equals
market price         518,751  $7.59     $12.99           433,262       $ 5.75       $13.92             --          --         --
Exercise

price less
than market
price                    --      --         --            28,000       $14.44        $2.98         36,328       $5.12      $2.00



        During 1995, the Company sold shares of common stock under the 1988 Plan totaling 8,810 at $2.00 per share. At December 31, 1997, 1,442 of the shares sold under the 1988 Plan remain subject to repurchase at an aggregate price of approximately $3,000.

       Other Disclosures.Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant
                                       59

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: weighted average risk-free interest rates of 5.92%, 6.34% and 6.50%; no dividends; and a weighted-average expected life of the options of 5 years. Weighted average volatility factors of the expected market price of the Company's common stock of .623, .352 and .352, were used for 1997, 1996 and 1995, respectively. Options granted in 1995 were issued prior to the initial public offering.

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

        For purposes of pro forma net loss disclosures, the estimated fair value of options granted subsequent to 1994 is amortized to expense over the options' vesting period. The Company's pro forma net loss information is as follows:

                                        1997         1996         1995
                                  ------------  ------------  ------------
Pro forma net loss                $(6,113,000)  $(2,847,000)  $(3,381,000)
Pro forma net loss per share      $    (0.75)   $     (0.38)  $     (4.78)


        The pro forma information above is not likely to be representative of the effects on reported net loss for future years as options are generally granted each year and vest over several years and only include grants subsequent to 1994.

        For certain options granted during 1996, the Company has recorded pursuant to APB No. 25 approximately $388,000 of deferred compensation expense representing the difference between the exercise price thereof and the market value of the common stock as of the date of grant. This compensation expense is amortized over the vesting period of each option granted. Amortization of deferred compensation under the Incentive Plans amounted to approximately $124,000, $179,000 and $86,000 during 1997, 1996 and 1995, respectively. In addition, approximately $12,000, $121,000 and $1,000 of deferred compensation as it relates to the Incentive Plans was reversed during 1997, 1996 and 1995, respectively, due to the forfeiture of the unvested options.


Note 8 -- Income Taxes

        The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


        At December 31, 1997 and 1996, the Company had net operating loss ("NOL") carryforwards of approximately $25,000,000 and $21,000,000, respectively, for Federal income tax purposes that will expire principally in the years 2002 through 2012. In addition, the Company had research and development credit carryforwards which will expire principally in 2002 through 2009. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to the limitations imposed by the Tax Reform Act of 1986, and as a result of significant changes in the Company's ownership in 1993 and 1997, the utilization of approximately $25,000,000 of net operating loss carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited.

        A reconciliation of the Company's income tax expense (benefit) at U.S. federal statutory tax rates to recorded income tax expense (benefit) is as follows:


                                      1997             1996           1995
                                  ------------    -----------   ------------
Tax at U.S. statutory rates       $(1,818,000)    $ (895,000)   $(1,145,000)
State income taxes                   (318,000)      (156,000)      (200,000)
Expiration of state NOL's             356,000             --             --
Other                                 108,000          8,000         37,000
Valuation allowance recorded        1,672,000      1,043,000      1,308,000
                                  ------------    -----------   ------------
    Recorded tax provision                 --             --             --
                                  ============    ===========   ============

        Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996, are as follows:


                                                      1997                1996
Deferred tax assets:                            -------------      ------------
Net operating loss carryforwards                $  9,752,000       $  8,579,000
Research and development credit carryforwards      1,500,000          1,500,000
Book over tax amortization                           770,000            271,000
                                                -------------      ------------
    Total deferred tax assets                     12,022,000         10,350,000
Valuation allowance                              (12,022,000)       (10,350,000)
Deferred tax assets:                            -------------      ------------
Net deferred tax assets                                   --                 --
                                                =============      ============

Note 9 -- Commitments

        The Company leases facilities under an agreement expiring on December 31, 2015.

        Rent expense for the years ended December 31, 1997, 1996 and 1995 approximated $703,000, $674,000, and $654,000, respectively, and included executory costs of $120,000, $93,000 and $80,000, respectively. In November 1996, a standby letter of credit for $580,000 was issued to the landlord as a security deposit (expires November 1998). The Company is to renew the letter of credit annually during the duration of the lease. As of December 31, 1997, a bank imposed restriction has been placed on $600,000 in cash held in the Company's investment account to secure the letter of credit.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


        As of December 31, 1997, future minimum annual payments under the lease are as follows:


       1998        $   644,000
       1999            644,000
       2000          1,155,000
       2001          1,155,000
       2002          1,155,000
 Thereafter         19,225,000
                  ------------
      Total       $ 23,978,000
                  ============

        The Company is party to two license agreements with major research universities. Under the terms of the agreements, the Company received worldwide nonexclusive licenses under patents issued in December 1980 and January 1991, which patents expire in 1997 through 2008. One of these agreements requires a $10,000 annual payment. The Company is also committed under these agreements to pay royalties on future net sales of products employing the technology or falling under claims of the patents covered by these agreements.

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

        At December 31, 1997, the Company had entered into agreements with each of its Senior Vice President and Chief Financial Officer, Senior Vice President for Research and Development, Vice President and General Counsel and Vice President of Business Development which provide for severance payments in amounts equal to 50% of annual base salary, on substantially the same terms as stated above. In addition to severance, under certain circumstances, the agreements call for immediate vesting of any unvested shares of common stock and stock options.


Note 10 -- Employee Benefit Plans

        The Company established a defined contribution employee retirement plan (the "Plan") effective January 1, 1990, conforming to Section 401(k) of the Internal Revenue Code ("IRC"). All eligible employees with six months service may elect to have a portion of their salary deducted and contributed to the Plan up to the maximum allowable limitations of the IRC. The Company matches 50% of each participant's contribution up to the first 5% of annual compensation (as defined) with a maximum employer contribution of 2.5% of a participant's compensation. The Company's matching portion, which amounted to approximately $107,000,

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1997


$103,000  and $42,300  for the years ended  December  31,  1997,  1996 and 1995, respectively, vests over a six-year period.

        The Company currently provides medical, dental, long-term disability and life insurance benefits for its full-time employees. The Company does not presently provide any post-retirement health benefits.


Note 11 -- Subsequent Events

        On January 12, 1998, the Company entered into a cooperation agreement with Grunenthal GmbH ("Grunenthal"). Under this agreement the parties agreed to work together in discovering and developing drugs for the treatment of pain. Synaptic will use its receptor-targeted drug design technology to identify compounds of interest and Grunenthal will use its expertise to evaluate the compounds in pain model systems and to conduct preclinical and clinical studies with promising compounds. The companies will each be responsible for their own research costs and equally share the development costs through Phase IIa clinical trials. Synaptic will retain manufacturing and marketing rights in the U.S., Canada and Mexico and share these rights in countries outside of Europe, South and Central America.

        On March 2,1998, the Company and Glaxo entered into the Glaxo Agreement pursuant to which the Company granted Glaxo (i) a nonexclusive license under the Company's alpha 1 adrenergic receptor patents to develop and sell alpha-1a selective compounds for therapeutic applications other than the treatment of BPH and (ii) until May 22, 1999, a nonexclusive license under its alpha 1 adrenergic receptor patents and its BPH use patents to develop but not to commercialize alpha-1a selective compounds for the treatment of BPH. In addition, the Company granted Glaxo an option to obtain a nonexclusive license under its alpha 1 adrenergic receptor patents and its BPH use patents to develop and commercialize alpha-1a selective compounds for the treatment of BPH. Such option is exercisable by Glaxo only until May 22, 1999, upon the payment to Synaptic of an additional amount. As consideration for the foregoing licenses and option, Glaxo made a $2,000,000 payment to Synaptic. Synaptic is also entitled to receive royalties on sales of all alpha-1a selective drugs sold by Glaxo so long as Synaptic has an issued patent relating to an alpha 1 adrenergic receptor subtype in at least one major market country, as well as royalties on sales of any alpha-1a antagonist for the treatment of BPH in any country in which Synaptic has an issued BPH use patent.

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


        (3)    Exhibits


Exhibit
No.               Description
-----------       --------------------------------------------------------------
   3.1(a)         Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company, filed December 19, 1995 (incorporated by reference to
                  Exhibit 3.1(a) to the Company's  Quarterly Report on Form 10-Q
                  filed for the quarter  ended June 30,  1996,  Commission  File
                  Number 0-27324)
   3.1(b)         Certificate of Designations  of Series A Junior  Participating
                  Preferred  Stock  filed  December  19, 1995  (incorporated  by reference to Exhibit 3.1(b) to the Company's  Quarterly Report
                  on Form 10-Q filed for the quarter  ended  December  31, 1995,
                  Commission File Number 0-27324)
   3.1(c)         Certificate   of   Amendment   of  the  Amended  and  Restated
                  Certificate  of  Incorporation  of the Company,  filed June 5,
                  1996 (incorporated by reference to Exhibit 3.1(c) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
       3.2        Amended and Restated By-Laws of the Company, as amended on
                  February 6, 1998 (filed herewith)
       4.1        Specimen  of  Certificate  of  Common  Stock  of  the  Company
                  (incorporated  by  reference  to  Exhibit  4 to the  Company's
                  Registration  Statement  on Form S-1, as amended  (File Number
                  33-98366), which became effective on December 13, 1995)
       4.2        Rights  Agreement  dated as of December 11, 1995,  between the
                  Company and Chase Mellon Shareholder Services, as Rights Agent
                  (incorporated  by  reference  to Exhibit 4.2 to the  Company's
                  Annual  Report on Form 10-K  filed for the  fiscal  year ended
                  December 31, 1995, Commission File Number 0-27324)

     *10.1 Research, Option and License Agreement dated as of January 25, 1991, between the Company and Eli Lilly and Company, as amended by Addendum dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     *10.2 Research Collaboration and License Agreement dated as of November 30, 1993, between the Company and Merck & Co., Inc., as amended by Amendment No. 1 dated as of February 15, 1995, and as modified by the Letter Agreement dated August 25, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     *10.3 Research and License Agreement dated as of August 4, 1994, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis AG, the parent of Novartis Pharma AG) (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.4 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.5 Form of Restricted Stock Purchase Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.6 Form of Incentive Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.7 Form of Non-Qualified Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.8 Third Amended and Restated Registration Rights Agreement dated as of January 19, 1993, as amended by Amendment No. 1 dated as of August 4, 1994 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.9 Form of Common Stock Purchase Warrant dated as of January 1993 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)

      10.10 License Agreement dated June 3, 1991, between the Company and the Trustees of Columbia University in the City of New York (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.11 Sublease Agreement dated October 31, 1991, between the Company and Playtex, Inc., as amended by the First Sublease Amendment effective as of August 15, 1994 (incorporated by reference to
                  Exhibit 10.18 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.12 Employment Agreement dated as of February 14, 1994, between the Company and Robert I. Taber (incorporated by reference to
                  Exhibit 10.21 to the Company's Registration Statement on Form S-1, as amended (File Number 33- 98366), which became effective on December 13, 1995)
     +10.13 Employment Agreement dated as of April 6, 1995, between the Company and Richard L. Weinshank (incorporated by reference to
                  Exhibit 10.24 to the Company's Registration Statement on Form S-1, as amended (File Number 33- 98366), which became effective on December 13, 1995)
      10.14 Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.15 1996 Incentive Plan of the Company (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995, Commission File No. 0-27324)
     +10.16 Incentive Stock Option Agreement dated October 1, 1993, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.17 Incentive Stock Option Agreement dated February 14, 1994, between the Company and Robert I. Taber (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, as amended (File Number 33- 98366), which became effective on December 13, 1995)
     +10.18 Incentive Stock Option Agreement dated February 7, 1994, between the Company and Lisa L. Reiter (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, as amended (File Number 33- 98366), which became effective on December 13, 1995)
     +10.19 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)

     +10.20 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Robert L. Spence (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.21 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Lisa L. Reiter (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.22 Nonqualified Stock Option Agreement dated as of March 21, 1996, between the Company and Richard L. Weinshank (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.23 Form of Incentive Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.24 Form of Nonqualified Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
   ***10.25 Research and License Agreement dated as of May 31, 1996, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis AG, parent of Novartis Pharma AG) (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q/A filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
   ***10.26 Supplement No. 1 to Research and License Agreement dated as of August 4, 1994, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis AG, parent of Novartis Pharma AG) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q/A filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
      10.27 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
      10.28 Form of Stock Option Agreement under the 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit A attached to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
    **10.29 Addendum No. 2 to Research, Option and License Agreement dated as of October 31, 1996, between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)

    **10.30       Amendment No.2 to Research Collaboration and License Agreement
                  dated as  of  October 9, 1996, between the Company and Merck &
                  Co., Inc. (incorporated  by  reference to Exhibit 10.36 to the
                  Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
     +10.31       Incentive  Stock  Option  Agreement  dated as of December  13,
                  1996,   between   the  Company   and   Kathleen  P.   Mullinix
                  (incorporated  by reference to Exhibit  10.37 to the Company's
                  Annual  Report on Form 10-K  filed for the  fiscal  year ended
                  December 31, 1996, Commission File No. 0-27324)
     +10.32       Form of Incentive Stock Option Agreement dated as of  December
                  13, 1996,  entered into between the Company and each of Robert
                  L. Spence, Robert I. Taber,  Lisa  L.  Reiter  and  Richard L.
                  Weinshank (incorporated by reference to  Exhibit  10.38 to the
                  Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
   ***10.33       Collaborative  Research and License Agreement dated as of July
                  28, 1997, between the Company and the  Warner-Lambert  Company
                  (incorporated  by reference to Exhibit  10.39 to the Company's
                  Quarterly  Report on Form 10-Q  filed  for the  quarter  ended
                  September 30, 1997, Commission File Number 0- 27324)
     +10.34       Executive Employment Agreement effective as of October 1,1997, between the Company and Dr.Kathleen P.Mullinix(filed herewith)
      10.35       Lease Agreement  dated November 19, 1997,  between the Company and Century  Associates,  which becomes  effective  January 1,
                  1998 (filed herewith)
      10.36       Amendment No.3 to Research Collaboration and License Agreement
                  dated as  of December 1, 1997, between the Company and Merck &
                  Co., Inc. (filed herewith)
     +10.37       Amended and Restated Employment Agreement dated as of  January
                  1, 1998,  between  the  Company  and  Robert  L. Spence (filed herewith)
    **10.38       Cooperation Agreement dated as of January 12,1998, between the
                  Company and Grunenthal GmbH (filed herewith)
     +10.39       Amended and Restated Employment Agreement dated as of February
                  7, 1998, between  the  Company  and  Lisa  L.  Reiter   (filed
                  herewith)
      10.40       Amendment No.4 to Research Collaboration and License Agreement
                  dated as of March 2,1998, between the Company and Merck & Co.,
                  Inc. (filed herewith)
    **10.41       Option and License Agreement dated as of March 2,1998, between the Company and Glaxo Group Limited (filed herewith)
      23.1        Consent of Independent Auditors, Ernst & Young LLP
      24          Powers of Attorney

      27          Financial Data Schedule

-----------------


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

+     Management contracts and compensatory plans or arrangements


(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.


Supplemental Information

      Copies of the Registrant's Proxy Statement and copies of the form of proxy to be used at the Annual Meeting of Stockholders to be held on May 12, 1998, will be furnished to the Securities and Exchange Commission at the time they are distributed to the Registrant's stockholders.

                                 SIGNATURE PAGE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNAPTIC PHARMACEUTICAL CORPORATION

Date: March 27, 1998                By:/s/ Kathleen P. Mullinix
                                       -----------------------------------
                                    Name:    Kathleen P. Mullinix
                                    Title:   Chairman, President and Chief
                                              Executive Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



           Signature                    Title                     Date

/s/ Kathleen P. Mullinix, Ph.D.   Chairman, President and
                                   Chief Executive Officer        March 27, 1998
-------------------------------
Kathleen P. Mullinix



/s/ Robert L. Spence               Senior Vice President and
-------------------------------     Chief Financial Officer       March 27, 1998
Robert L. Spence


                   *               Director                       March 27, 1998
-------------------------------
Jonathan J. Fleming


                   *               Director                       March 27, 1998
-------------------------------
Zola P. Horovitz, Ph.D.


                   *               Director                       March 27, 1998
-------------------------------
Eric R. Kandel, M.D.


                   *               Director                       March 27, 1998
-------------------------------
John E. Lyons


                   *               Director                       March 27, 1998
-------------------------------
Sandra Panem


                   *               Director                       March 27, 1998
-------------------------------
Alison Taunton-Rigby, Ph.D.



* By:/s/ Kathleen P. Mullinix
     -----------------------------------
      Name:  Kathleen P. Mullinix, Ph.D.
      Title: Attorney-in-Fact