Form 10-Q
period 1998-03-31
SYNAPTIC PHARMACEUTICAL CORP
filed 1998-05-08
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

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

                                    Yes X No


As of May 5, 1998, there were 10,697,957 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

   INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements                                               1

Balance Sheets at March 31, 1998 and December 31, 1997                     1

Statements of Operations and Comprehensive Income (Loss) for
  the three months ended March 31, 1998 and 1997                           2

Statements of Cash Flows for the three months ended
  March 31, 1998 and 1997                                                  3

Notes to Financial Statements                                              4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5


                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                          8

Item 5. Other Information                                                  9

Item 6. Exhibits and Reports on Form 8-K                                  10

Signatures                                                                11






























                                       (i)

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)


                                     ASSETS

                                                       March 31,  December 31,
                                                         1998          1997
                                                      ----------  -----------
                                                      (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                               $10,112      $23,113
 Restricted cash                                             600          600
 Marketable securities--current maturities                 8,712       10,010
 Revenue receivable under collaborative agreement            160           40
 Other current assets                                      1,480          674
                                                         -------      -------
  Total current assets                                    21,064       34,437

Property and equipment, net                                4,811        4,682

Marketable securities                                     43,266       28,977

Patent and patent application costs,
  net of accumulated amortization                          1,222        1,306
                                                         -------      -------
                                                         $70,363      $69,402
                                                         =======      =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
 Accounts payable                                        $   258      $   811
 Accrued liabilities                                         597          547
 Accrued compensation                                        120          340
                                                         -------      -------
  Total current liabilities                                  975        1,698

Stockholders' equity:
 Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                              --           --
 Common Stock, $.01 par value; authorized--
  25,000,000 shares; issued and outstanding--
  10,675,570 shares in 1998 and 10,526,585 shares
  in 1997;                                                   107          105
 Additional paid-in capital                               98,375       97,049
 Deferred compensation                                      (136)        (160)
 Accumulated deficit                                     (28,887)     (29,316)
 Accumulated other comprehensive (loss) income--
  net unrealized (losses) gains on securities                (71)          26
                                                         -------      -------
  Total stockholders' equity                              69,388       67,704
                                                         -------      -------
                                                         $70,363      $69,402
                                                         =======      =======











                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (in thousands, except share and per share information)
                                   (Unaudited)




                                                   For the three months
                                                      ended March 31,
                                                     1998         1997
                                                   -------      -------
Revenues:
 Contract revenue                                  $ 2,165      $ 2,555
 License revenue                                     2,000           --
 Grant revenue                                          90          140
                                                   -------      -------
  Total revenues                                     4,255        2,695

Expenses:
 Research and development                            3,661        3,348
 General and administrative                          1,083          965
                                                   -------      -------
  Total expenses                                     4,744        4,313
                                                   -------      -------
Loss from operations                                  (489)      (1,618)

Other income, net:
 Interest income                                       918          485
 Interest expense                                       --           (3)
                                                   -------      -------
  Other income, net                                    918          482
                                                   -------      -------
Net income (loss)                                  $   429      $(1,136)
                                                   =======      =======


Comprehensive income (loss):

Net income (loss)                                  $   429      $(1,136)

Other comprehensive (loss) income--unrealized
 holding (losses) gains arising during period          (97)         168
                                                   -------      -------
Comprehensive income (loss)                        $   332      $  (968)
                                                   =======      =======




Basic net income (loss) per share                   $ 0.04       $(0.15)
                                                    ======       ======

Diluted net income (loss) per share                 $ 0.04       $(0.15)
                                                    ======       ======

Shares used in computation of basic
 net income (loss) per share                    10,645,281    7,634,760
                                                ==========    =========
Shares used in computation of diluted
 net income (loss) per share                    10,907,940    7,634,760
                                                ==========    =========
















                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the three months
                                                          ended March 31,
                                                        1998          1997
                                                       -------      -------
Operating activities:

Net income (loss)                                      $   429      $(1,136)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
Depreciation and amortization                              327          270
Amortization of premiums/(discounts) on securities          19          (50)
Amortization of deferred compensation                       24           33
Changes in operating assets and liabilities:
Increase in other current assets                          (806)        (917)
Decrease in accounts payable, accrued liabilities
  and accrued compensation                                (723)        (155)
Increase in collaborative agreement
  revenue receivable                                      (120)          --
                                                       -------      -------
Net cash used in operating activities                     (850)      (1,955)


Investing activities:

Sale or maturity of investments                         14,300        4,400
Purchase of investments                                (27,407)      (2,243)
Purchases of property and equipment                       (372)      (1,055)
                                                       -------      -------
Net cash (used in) provided by investing activities    (13,479)       1,102


Financing activities:

Issuance of common stock, net of repurchases             1,328            3
Payments on capital lease                                   --          (22)
                                                       -------      -------
Net cash provided by (used in) financing activities      1,328          (19)
                                                       -------      -------

Net decrease in cash and cash equivalents              (13,001)        (872)


Cash and cash equivalents at beginning of period        23,113        4,589
                                                       -------      -------

Cash and cash equivalents at end of period             $10,112      $ 3,717
                                                       =======      =======
























                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


Note 1 -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1997, and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended March 31, 1998, are not necessarily indicative of the results of operations to be expected for the full year.


Note 2 -- New Accounting Standard

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement, which is required to be adopted effective January 1, 1998, requires the presentation of a statement of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) for the Company, in addition to net income (loss), includes unrealized gains and losses on marketable securities held for sale, currently recorded in stockholders' equity.


Note 3 -- Basic and Diluted Net Income (Loss) per Share

         A reconciliation of the number of shares used in the computation of basic net income (loss) per share to the number of shares used in the computation of diluted net income (loss) per share is as follows:

                                            For the Three Months Ended
                                                    March 31,
                                                1998          1997
                                             ----------    ----------
Shares used in the computation of Basic
 Net Income (Loss) per Share--Weighted
 average common shares outstanding           10,645,281     7,634,760

Weighted average shares underlying
 common stock options outstanding               255,401            -- (1)

Weighted average shares underlying
 common stock warrants outstanding                7,258            -- (1)
                                             ----------    ----------
Shares used in the computation of
 Diluted Net Income (Loss) per Share         10,907,940     7,634,760
                                             ==========    ==========


(1) Common equivalent shares from stock options and warrants are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." It is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. The Company is engaged in collaborative agreements with five pharmaceutical companies: Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck"), Novartis Pharma AG ("Novartis"), The Warner-Lambert Company ("Warner-Lambert") and Grunenthal GmbH ("Grunenthal"). The Company has also licensed certain patent rights to Glaxo Group Limited ("Glaxo") under a license agreement. Since inception, the Company has financed its operations primarily through the sale of stock, through funds provided by its collaborative partners Lilly, Merck and Novartis under collaborative agreements, through funds provided by its licensee, Glaxo under a license agreement and through interest income and capital gains resulting from its investments. The Company also receives revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

         Under its agreements with Lilly, Merck, Novartis, Warner-Lambert and Glaxo, the Company may receive one or two types of revenue: contract revenue and/or license revenue. Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the agreement to which it relates and is based upon predetermined funding requirements. Research milestone payment revenue is recognized when the related research milestone is achieved. License revenue represents non-refundable payments for a license to one or more of the Company's patents or a license to one or more of the Company's technology and drug discovery systems. Non-refundable payments for licenses are recognized at such time as they are received or, if earlier, become guaranteed. In addition to contract revenue and/or license revenue, if a drug is developed as a result of any of its agreements with Lilly, Merck, Novartis, Warner-Lambert or Glaxo, the Company is entitled to receive royalty payments based upon the sale of such drugs. Under its agreement with Grunenthal, the Company would receive revenue from the sale in its territories (as defined) of drugs, if any, that may be developed as a result of the collaboration.

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $28,887,000 at March 31, 1998. The Company expects to continue to incur operating losses for a significant number of years and may not become profitable, if at all, until it begins to receive royalty revenue. To date, the Company has not received any royalty revenue and does not expect to receive such revenue for a significant number of years, if at all.

Results of Operations

Comparison of the Three Months Ended March 31, 1998 and 1997

         Revenues. The Company recognized revenue of $4,255,000 and $2,695,000 for the three months ended March 31, 1998 and 1997, respectively. The increase of $1,560,000 was attributable primarily to: an increase in license revenue of $2,000,000. This increase in license revenue was offset by a net decrease in contract revenue of $390,000 which is primarily due to the reduction in full-time equivalents scientists being funded under one of the collaborative arrangements from which the Company is receiving funding.

         Research and Development Expenses. The Company incurred research and development expenses of $3,661,000, and $3,348,000 for the three months ended March 31, 1998 and 1997, respectively. The increase of $313,000, or 9%, in research and development expenses was attributable primarily to: an increase of $230,000 in compensation expense resulting from a net average headcount increase of 11 research personnel as well as annual salary increases for the scientific staff; and an increase of $82,000 in facility related costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,083,000 and $965,000 for the three months ended March 31, 1998 and 1997, respectively. The increase of $118,000, or 12%, was attributable primarily to an increase of $60,000 in compensation expense resulting from a net average headcount increase as well as annual salary and bonus increases for the administrative staff; and a net increase of $58,000 for all other administrative costs.

         Other Income, Net. The Company recorded other income of $918,000 and $482,000 for the three months ended March 31, 1998 and 1997, respectively. The increase of $436,000 was primarily due to higher cash, cash equivalent and marketable securities balances during 1998 which resulted from the receipt of net proceeds from a public offering of its common stock completed in November 1997.

         Net Income (Loss) and Basic Net Income (Loss) Per Share. The Company had net income of $429,000 or basic net income per share of $0.04, and incurred a net loss of $1,136,000 or basic net loss per share of ($0.15)for the three months ended March 31, 1998 and 1997, respectively. The increase in basic net income per share of $0.19 resulted primarily from higher license revenues and higher interest income during the first quarter of 1998.

         The Company does not believe that inflation has had a material impact on its results of operations.

Liquidity and Capital Resources

         At March 31, 1998 and December 31, 1997, cash, cash equivalents and marketable securities aggregated $62,090,000 and $62,100,000, respectively. In addition to the cash, cash equivalents and marketable securities described above, the Company had $600,000 in restricted cash recorded in its balance sheet at March 31, 1998. This restricted cash secures lease payments to the Company's landlord for one full year.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and capital gains resulting from its investments. As of March 31, 1998, the Company had received: $97,600,000 from the sale of its stock; $54,800,000 in licensing fees, research funding and milestone payments under its collaborative and license agreements; $3,500,000 in SBIR grants; and $6,800,000 in other income, net. To date, the portion of these funds that has been expended by the Company has been used principally to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

         At March 31, 1998, the Company was involved in collaborative agreements with Lilly, Merck, Novartis, Warner-Lambert and Grunenthal and had licensed certain patent rights to Glaxo under a license agreement. Lilly, Merck and Novartis are providing research funding to the Company during 1998. The aggregate amount of research funding under these agreements which the Company expects to receive during the remainder of 1998 is approximately $4,800,000. The Company's agreement with Warner-Lambert does not provide any research funding during 1998 and the agreements with Grunenthal and Glaxo do not provide research funding. Research funding under the Lilly agreement is scheduled to expire on December 31, 1998. Research funding under the Merck agreement is scheduled to expire on November 30, 1998 but Merck has the right to terminate the collaboration and such funding earlier by giving 90 days' prior written notice. Research funding under the Novartis agreements is scheduled to expire on August 3, 1998.

         At March 31, 1998, the Company had invested an aggregate of $8,800,000 in property and equipment. The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $674,000.

         At March 31, 1998 the Company had $62,090,000 in cash, cash equivalents and marketable securities. The Company intends to utilize these funds primarily to conduct its current and future research programs, for patent related expenditures, for general corporate purposes and to make leasehold improvements to its facilities beyond the level which existed on March 31, 1998. The Company expects to continue to incur operating losses for a significant number of years and will require the use of cash to finance its capital programs. The Company believes that its cash on hand, together with the funds that it expects to receive from its collaborative partners, interest income and funds received under SBIR grants, will be sufficient to fund an increased operating expense level and increased level of capital spending through the year 2000.

         This Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, those relating to future cash and spending plans, amounts of future research funding, and any other statements regarding future growth, future cash needs, future operations, business plans and financial results, and any other statements which are not historical facts. When used in this document, the words "expect," "may," "believes," and similar expressions are intended to be among the words that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties detailed under the captions "Patents, Proprietary Technology and Trade Secrets," "Competition" and "Government Regulation" in the Company's Annual Report on Form

10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") as well as those risks and uncertainties disclosed under the captions "Early Stage of Product Development; Technological Uncertainty," "Dependence on Collaborative Partners and Licensees for Development, Regulatory Approvals, Manufacturing, Marketing and Other Resources" and "Uncertainties Related to Clinical Trials" as "Cautionary Statements" in the 1997 Form 10-K or detailed from time to time in filings the Company makes with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary from those indicated. Although the Company believes that the expectations reflected in the forward looking statements contained herein are reasonable, it can give no assurance that such expectations will prove to be correct. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

         The information provided below represents a reasonable estimate of the cumulative application, through March 31, 1998, of the net proceeds of $25,194,000 which were received following the Company's initial public offering on December 13, 1995:


Construction of plant, building and facilities                       $   327,000

Purchase and installation of machinery and equipment                 $ 3,580,000

Working capital used to fund operations                              $16,528,000


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

         At March 31, 1998, the status of proceeds pending final application are as follows:


Temporary investment of proceeds in marketable securities            $ 4,759,000

Item 5.  Other Information


         The Company, in collaboration with Lilly, is currently conducting drug discovery programs focused on a number of serotonin receptor subtypes and therapeutic applications. With respect to the drug discovery program focused on the identification and development of serotonin 1A antagonists which ameliorate the withdrawal symptoms associated with smoking cessation, a compound has been selected by Lilly for possible development and is undergoing late preclinical testing.

         The Company, in collaboration with Merck, is conducting a drug discovery program to develop alpha 1a adrenergic antagonists for the treatment of benign prostatic hyperplasia. Merck is currently conducting Phase I clinical trials in Europe with a compound identified as part of the collaboration. Other compounds selected by Merck are undergoing early or late preclinical testing.

         For a general description of Phase I clinical trials, the early and late preclinical stages of testing and other stages of drug discovery and development, see the Company's 1997 Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
  No.       Description
-------     -----------

10.1        Employment Agreement dated as of April 1, 1998, between the
             Company and Theresa A. Branchek (filed herewith)

27                Financial Data Schedule


(b)               Reports on Form 8-K

On January 9, 1998, the Company filed a Current Report on Form 8-K summarizing the status of certain drug discovery programs it is conducting in collaboration with Lilly.

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

                                        SYNAPTIC PHARMACEUTICAL CORPORATION
                                                  (Registrant)



Date: May 8, 1998                       By:/s/ Kathleen P. Mullinix
                                        -----------------------------
                                        Name: Kathleen P. Mullinix
                                        Title: Chairman, President &
                                                Chief Executive Officer



                                        By:/s/ Robert L. Spence
                                        -----------------------------
                                        Name: Robert L. Spence
                                        Title: Senior Vice President,
                                                Chief Financial Officer &
                                                Treasurer