Form 10-Q
period 1998-06-30
SYNAPTIC PHARMACEUTICAL CORP
filed 1998-08-07
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

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

                                    Yes X No


As of July 29, 1998, there were 10,698,819 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

   INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements                                               1

Balance Sheets at June 30, 1998 and December 31, 1997                      1

Statements of Operations and Comprehensive Income (Loss) for
  the three months ended June 30, 1998 and 1997, and for the
  six months ended June 30, 1998 and 1997                                  2

Statements of Cash Flows for the six months ended
 June 30, 1998 and 1997                                                    3

Notes to Financial Statements                                              4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5


                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                          8

Item 4. Submission of Matters to a Vote of Security Holders                9

Item 5. Other Information                                                 10

Item 6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                12



























                                      (i)

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)


                                     ASSETS

                                                        June 30,  December 31,
                                                          1998          1997
                                                      ----------  -----------
                                                      (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                               $13,448      $23,113
 Restricted cash                                             600          600
 Marketable securities--current maturities                 7,747       10,010
 Revenue receivable under collaborative agreement            160           40
 Other current assets                                      1,158          674
                                                         -------      -------
  Total current assets                                    23,113       34,437

Property and equipment, net                                4,962        4,682

Marketable securities                                     40,309       28,977

Patent and patent application costs,
  net of accumulated amortization                          1,132        1,306
                                                         -------      -------
                                                         $69,516      $69,402
                                                         =======      =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
 Accounts payable                                        $   606      $   811
 Accrued liabilities                                         560          547
 Accrued compensation                                        240          340
 Unearned revenue under research agreement                   313           --
                                                         -------      -------
  Total current liabilities                                1,719        1,698

Stockholders' equity:
 Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                              --           --
 Common Stock, $.01 par value; authorized--
  25,000,000 shares; issued and outstanding--
  10,698,207 shares in 1998 and 10,526,585 shares
  in 1997;                                                   107          105
 Additional paid-in capital                               98,401       97,049
 Deferred compensation                                       (99)        (160)
 Accumulated deficit                                     (30,662)     (29,316)
 Accumulated other comprehensive income--
  net unrealized gains on securities                          50           26
                                                         -------      -------
  Total stockholders' equity                              67,797       67,704
                                                         -------      -------
                                                         $69,516      $69,402
                                                         =======      =======










                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (in thousands, except share and per share information)
                                   (Unaudited)




                             For the three months       For the six months
                                ended June 30,            ended June 30,
                               1998         1997         1998         1997
                             -------      -------      -------      -------
Revenues:
 Contract revenue            $ 2,148      $ 2,755      $ 4,313      $ 5,310
 License revenue                  --           --        2,000           --
 Grant revenue                    60          102          150          242
                             -------      -------      -------      -------
  Total revenues               2,208        2,857        6,463        5,552

Expenses:
 Research and development      3,851        3,343        7,512        6,691
 General and administrative    1,085          957        2,168        1,922
                             -------      -------      -------      -------
  Total expenses               4,936        4,300        9,680        8,613
                             -------      -------      -------      -------
Loss from operations          (2,728)      (1,443)      (3,217)      (3,061)

Other income, net:
 Interest income                 953          485        1,871          970
 Interest expense                 --           (1)          --           (4)
                             -------      -------      -------      -------
  Other income, net              953          484        1,871          966
                             -------      -------      -------      -------
Net loss                     $(1,775)     $  (959)     $(1,346)     $(2,095)
                             =======      =======      =======      =======


Comprehensive loss:

Net loss                     $(1,775)     $  (959)     $(1,346)     $(2,095)

Other comprehensive
 income (loss)--unrealized
  holding gains (losses)
  arising during period          121         (163)          24            6
                             -------      -------      -------      -------
Comprehensive loss           $(1,654)     $(1,122)     $(1,322)     $(2,089)
                             =======      =======      =======      =======




Basic and diluted net loss
 per share                    $(0.17)      $(0.13)      $(0.13)      $(0.27)
                              ======       ======       ======       ======
Shares used in
 computation of basic
 and diluted net loss
 per share                10,691,744    7,646,085   10,668,641    7,640,454
                          ==========    =========   ==========    =========


















                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the six months
                                                          ended June 30,
                                                        1998          1997
                                                       -------      -------
Operating activities:

Net loss                                               $(1,346)     $(2,095)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                              702          584
Amortization of premiums/(discounts) on securities          74          (72)
Amortization of deferred compensation                       41           65
Changes in operating assets and liabilities:
Increase in other current assets                          (484)        (130)
Decrease in accounts payable, accrued liabilities
  and accrued compensation                                (291)        (317)
Increase in collaborative agreement
  revenue receivable                                      (120)          --
Increase in deferred revenue                               313           --
                                                       -------      -------
Net cash used in operating activities                   (1,111)      (1,965)


Investing activities:

Sale or maturity of investments                         30,000       10,350
Purchase of investments                                (39,120)      (3,943)
Purchases of property and equipment                       (808)      (1,661)
                                                       -------      -------
Net cash (used in) provided by investing activities     (9,928)       4,746


Financing activities:

Issuance of common stock, net of repurchases             1,374           23
Payments on capital lease                                   --          (61)
                                                       -------      -------
Net cash provided by (used in) financing activities      1,374          (38)
                                                       -------      -------

Net (decrease) increase in cash and cash equivalents    (9,665)       2,743


Cash and cash equivalents at beginning of period        23,113        4,589
                                                       -------      -------

Cash and cash equivalents at end of period             $13,448      $ 7,332
                                                       =======      =======


























                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998


Note 1 -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1997, and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended June 30, 1998, are not necessarily indicative of the results of operations to be expected for the full year.


Note 2 -- New Accounting Standard

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement, which was required to be adopted effective January 1, 1998, requires the presentation of a statement of comprehensive income. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. Comprehensive loss for the Company, in addition to net loss, includes unrealized gains and losses on marketable securities held for sale, currently recorded in stockholders' equity.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." It is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. The Company is currently engaged in collaborations with four pharmaceutical companies: Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck"), The Warner-Lambert Company ("Warner-Lambert") and Grunenthal GmbH ("Grunenthal"). In connection with these collaborations, the Company has granted to these companies licenses under certain patent rights and to certain technology. The Company had been engaged in a collaboration with Novartis Pharma AG ("Novartis") and had granted to Novartis a license under certain patent rights and to certain technology. On August 3, 1998, the collaboration and related research funding support provided by Novartis ended in accordance with the terms of the Company's agreements with Novartis. Novartis continues to have a license under certain patent rights and to certain technology of the Company. The Company has also granted a license under certain patent rights, as well as an option to obtain an additional license under certain patent rights, to Glaxo Group Limited ("Glaxo"). Since inception, the Company has financed its operations primarily through the sale of stock, through funds provided by its collaborative partners Lilly and Merck and former collaborative partner Novartis under their agreements with the Company, through funds provided by its licensee, Glaxo, under a license agreement and through interest income and capital gains resulting from its investments. The Company also receives revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

         Under its collaborative and license agreements, the Company may receive one or more of the following types of revenue: contract revenue, license revenue,  royalty revenue or revenue from the sales of drugs.  Contract  revenue includes  research  funding  to  support a  specified  number  of the  Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the agreement to which it relates and is based upon predetermined funding requirements. Research and development milestone payment revenue is recognized when the related research or development milestone is achieved. License revenue represents non-refundable payments for a license to one or more of the Company's patents and/or a license to the Company's technology. Non-refundable payments for licenses are recognized at such time as they are received or, if earlier, become guaranteed. Under its agreements with Lilly, Merck, Warner-Lambert, Glaxo and Novartis, the Company is entitled to receive royalty payments based upon the sales of drugs that may be developed using the Company's technology. Under its agreement with Grunenthal, the Company has development and marketing rights in certain territories with respect to drugs, if any, that are jointly identified as part of the collaboration. Accordingly, the Company may receive revenue from sales in its territories (as defined) of such drugs if it markets them independently or the Company may receive royalty payments if it licenses its marketing rights to a third party. To date, the Company has not received either royalty revenue or revenue from the sales of drugs and the Company does not expect to receive such revenues for a number of years, if at all.

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $30,662,000 at June 30, 1998. The Company expects to continue to incur operating losses for a number of years and may not become profitable, if at all, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.

Results of Operations

Comparison of the Three Months Ended June 30, 1998 and 1997

         Revenues. The Company recognized revenue of $2,208,000 and $2,857,000 for the three months ended June 30, 1998 and 1997, respectively. The decrease of $649,000 was attributable primarily to a net decrease in contract revenue of $607,000 which is primarily due to the reduction in full-time equivalent scientists being funded under one of the Company's collaborative arrangements.

         Research and Development Expenses. The Company incurred research and development expenses of $3,851,000, and $3,343,000 for the three months ended June 30, 1998 and 1997, respectively. The increase of $508,000, or 15%, in research and
                                        5
development expenses was attributable primarily to: an increase of $246,000 in compensation and fringe benefit expenses resulting from a net average headcount increase of 6 research personnel as well as annual salary increases for the scientific staff; and an increase of $131,000 in facility related costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,085,000 and $957,000 for the three months ended June 30, 1998 and 1997, respectively. The increase of $128,000, or 13%, was attributable primarily to: an increase of $48,000 in compensation expenses resulting from a net average headcount increase as well as annual salary and bonus increases for the administrative staff; an increase of $161,000 in patent costs, which includes one-time charges associated with resisting a third party opposition to the issuance to the Company of a foreign patent, all of which were offset by a decrease of $89,000 in legal costs. The additional $89,000 in legal costs reported for the second quarter of 1997 was primarily attributable to negotiations relating to a new collaboration.

         Other Income, Net. The Company recorded other income of $953,000 and $484,000 for the three months ended June 30, 1998 and 1997, respectively. The increase of $469,000 was primarily due to higher interest income as a result of higher cash, cash equivalent and marketable securities balances during 1998 which resulted from the receipt of net proceeds from a public offering of its common stock completed in November 1997.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $1,775,000 ($0.17 per share), and $959,000 ($0.13 per share) for the three months ended June 30, 1998 and 1997, respectively. The increase in net loss per share of $0.04 resulted primarily from the decrease in revenues and increase in expenses as described above.

Comparison of the Six Months Ended June 30, 1998 and 1997

         Revenues. The Company recognized revenue of $6,463,000 and $5,552,000 for the six months ended June 30, 1998 and 1997, respectively. The increase of $911,000 was attributable primarily to an increase in license revenue of $2,000,000. This increase in license revenue was offset by a net decrease in contract revenue of $997,000 which is primarily due to the reduction in full-time equivalents scientists being funded under one of the Company's collaborative arrangements.

         Research and Development Expenses. The Company incurred research and development expenses of $7,512,000, and $6,691,000 for the six months ended June 30, 1998 and 1997, respectively. The increase of $821,000, or 12%, in research and development expenses was attributable primarily to: an increase of $474,000 in compensation and fringe benefit expenses resulting from a net average headcount increase of 9 research personnel as well as annual salary increases for the scientific staff; and an increase of $150,000 in facility related costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $2,168,000 and $1,922,000 for the six months ended
June 30, 1998 and 1997, respectively. The increase of $246,000, or 13%, was attributable primarily to: an increase of $105,000 in compensation expense resulting from a net average headcount increase as well as annual salary and bonus increases for the administrative staff; an increase of $176,000 in patent costs, which includes one-time charges associated with resisting a third party opposition to the issuance to the Company of a foreign patent, all of which were offset by a decrease of $86,000 in legal costs. The additional $86,000 in legal costs reported for the first half of 1997 was primarily attributable to negotiations relating to a new collaboration.

         Other Income, Net. The Company recorded other income of $1,871,000 and $966,000 for the six months ended June 30, 1998 and 1997, respectively. The increase of $905,000 was primarily due to higher interest income as a result of higher cash, cash equivalent and marketable securities balances during 1998 which resulted from the receipt of net proceeds from a public offering of its common stock completed in November 1997.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $1,346,000 ($0.13 per share), and $2,095,000 ($0.27 per share) for the three months ended June 30, 1998 and 1997, respectively. The decrease in net loss per share of $0.14 resulted primarily from higher license revenue and higher interest income offset by higher expenses as described above.

         The Company does not believe that inflation has had a material impact on its results of operations.

Liquidity and Capital Resources

         At June 30, 1998 and December 31, 1997, cash, cash equivalents and marketable securities aggregated $61,504,000 and $62,100,000, respectively. The $61,504,000 of cash, cash equivalents and marketable securities includes $313,000 of research funding received in advance from Novartis for research to be performed during the third quarter. In addition to the cash, cash equivalents and marketable securities described above, the Company had $600,000 in restricted cash recorded in its balance sheet at June 30, 1998. This restricted cash secures lease payments to the Company's landlord for one full year.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. As of June 30, 1998, the Company had received: $97,700,000 from the sale of its stock; $57,000,000 in licensing fees, research funding and milestone payments under its collaborative and license agreements; $3,500,000 in SBIR grants; and $8,100,000 in other income, net. To date, the portion of these funds that has been expended by the Company has been used principally to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

         During the period from January 1, 1998 through June 30, 1998, the Company received research funding under three of its collaborative arrangements. During the period from July 1, 1998 through December 31, 1998, the Company expects to receive $2,700,000 in the aggregate under two of its collaborations. Research funding under the Lilly collaboration is scheduled to expire on December 31, 1998. Research funding under the Merck collaboration is scheduled to expire on November 30, 1998 but Merck has the right to terminate the collaboration and such funding earlier by giving 90 days' prior written notice. Research funding under the Novartis collaboration ended on August 3, 1998 in accordance with the terms of the underlying agreements.

         At June 30, 1998, the Company had invested an aggregate of $9,255,000 in property and equipment. The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $674,000.

         At June 30, 1998 the Company had $61,504,000 in cash, cash equivalents and marketable securities. The Company intends to utilize these funds primarily to conduct its current and future research programs, for patent related expenditures, for general corporate purposes and to make leasehold improvements to its facilities beyond the level which existed on June 30, 1998. The Company expects to continue to incur operating losses for a number of years and will require the use of cash to finance its capital programs. The Company believes that its cash on hand, together with the funds that it expects to receive from its collaborative partners and interest income will be sufficient to fund: an increased operating expense level; the Company's portion of its shared costs of certain development activities under its collaboration with Grunenthal; and an increased level of capital spending through the year 2000.

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

         The information provided below represents a reasonable estimate of the cumulative application, through June 30, 1998, of the net proceeds of $25,194,000 which were received following the Company's initial public offering on December 13, 1995:


Construction of plant, building and facilities                       $   425,000

Purchase and installation of machinery and equipment                 $ 3,918,000

Working capital used to fund operations                              $18,235,000


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

         At June 30, 1998, the status of proceeds pending final application are as follows:


Temporary investment of proceeds in marketable securities            $ 2,616,000

Item 4.  Submission of Matters to a Vote of Security Holders


         On May 12, 1998, the Company held its annual meeting of stockholders for the following purposes: (i) to elect three Class II directors to the Board of Directors (Proposal No. 1); (ii) to amend the Company's 1996 Incentive Plan in order to increase the number of shares of Common Stock available for award under such Plan and to bring the Plan into compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended (Proposal No. 2); and (iii) to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998 (Proposal No.
3).

         The stockholders elected the persons named below, the Company's nominees for director, as Class II directors of the Company, casting votes for such nominees or withholding votes as indicated:


                                    VOTES FOR                VOTES WITHHELD

Jonathan J. Fleming                 7,906,914                    338,092
Eric R. Kandel                      7,906,914                    338,092
John E. Lyons                       7,906,914                    338,092


         The stockholders approved Proposal No. 2 as follows:


VOTES FOR         VOTES AGAINST         VOTES ABSTAINED       BROKER NON-VOTES

3,771,233           2,117,995                   6,120          2,349,658



         The stockholders approved Proposal No. 3 as follows:


VOTES FOR         VOTES AGAINST         VOTES ABSTAINED       BROKER NON-VOTES

8,241,906               2,300                     800                  0

Item 5.  Other Information


         The Company, in collaboration with Lilly, is currently conducting drug discovery programs focused on a number of serotonin receptor subtypes and therapeutic applications. With respect to the drug discovery program focused on the identification and development of serotonin 2B antagonists for the prophylactic treatment of migraine, Lilly selected a compound for possible development and conducted late preclinical testing of the compound. However, Lilly recently determined that, as a result of competing priorities, it would not continue to develop this compound and would instead seek a licensee or development partner for the compound. Lilly's determination with respect to the migraine prophylaxis program does not affect the acute migraine program which Lilly is conducting in collaboration with the Company. The acute migraine program is focused on the development of a serotonin 1F-selective agonist for the treatment of acute migraine. Lilly is currently conducting Phase II clinical trials with a compound that is the subject of this program.

         On August 3, 1998, the term of the Company's collaboration with Novartis, which was focused principally on the identification and development of neuropeptide Y drugs for the treatment of obesity and eating disorders, as well as cardiovascular disorders, expired in accordance with the terms of the Research and License Agreement dated as of August 4, 1994, as amended, and the Research and License Agreement dated as of May 31, 1996. In connection with the expiration of the collaboration, Novartis' obligation to provide the Company with funding to support a specified number of the Company's scientists terminated. Novartis continues to have a license under certain patent rights and to certain technology of the Company pursuant to the terms of the Research and License Agreements.

         The Company, in collaboration with Warner-Lambert, is currently conducting drug discovery programs focused on a number of galanin receptor subtypes and therapeutic applications. As part of the collaboration, the Company and Warner-Lambert have identified small molecule compounds that are selective for certain of the galanin receptor subtypes.

         For a general description of Phase II clinical trials, the early and late preclinical stages of testing and other stages of drug discovery and development, see the Company's 1997 Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
  No.       Description
-------     -----------

10.1 Incentive Stock Option Agreement dated as of May 12, 1998, between the Company and Theresa A. Branchek (filed herewith)

10.2 Nonqualified Stock Option Agreement dated as of May 12, 1998, between the Company and Theresa A. Branchek (filed herewith)

27          Financial Data Schedule


(b)         Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 1998.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: August 7, 1998          By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name: Kathleen P. Mullinix
                              Title: Chairman, President &
                                     Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name: Robert L. Spence
                              Title: Senior Vice President,
                                     Chief Financial Officer &
                                     Treasurer