Form 10-Q
period 1998-09-30
SYNAPTIC PHARMACEUTICAL CORP
filed 1998-11-06
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1998


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


                                    Yes X No



As of November 2, 1998, there were 10,699,419 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements                                               1

Balance Sheets at September 30, 1998 and December 31, 1997                 1

Statements of Operations and Comprehensive Income (Loss) for
  the three months ended September 30, 1998 and 1997, and for the
  nine months ended September 30, 1998 and 1997                            2

Statements of Cash Flows for the nine months ended
 September 30, 1998 and 1997                                               3

Notes to Financial Statements                                              4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5


                           PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds                          9

Item 6. Exhibits and Reports on Form 8-K                                  10

Signatures                                                                11






























                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)


                                     ASSETS

                                                      September 30, December 31,
                                                           1998         1997
                                                      ------------- ------------
                                                       (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                               $13,765      $23,113
 Restricted cash                                             600          600
 Marketable securities--current maturities                14,423       10,010
 Revenue receivable under collaborative agreement            160           40
 Other current assets                                      1,188          674
                                                         -------      -------
  Total current assets                                    30,136       34,437

Property and equipment, net                                5,358        4,682

Marketable securities                                     30,990       28,977

Patent and patent application costs,
  net of accumulated amortization                          1,047        1,306
                                                         -------      -------
                                                         $67,531      $69,402
                                                         =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $   989      $   811
 Accrued liabilities                                         648          547
 Accrued compensation                                        360          340
                                                         -------      -------
  Total current liabilities                                1,997        1,698

Stockholders' equity:
 Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                              --           --
 Common Stock, $.01 par value; authorized--
  25,000,000 shares; issued and outstanding--
  10,699,169 shares in 1998 and 10,526,585 shares
  in 1997;                                                   107          105
 Additional paid-in capital                               98,406       97,049
 Deferred compensation                                       (80)        (160)
 Accumulated deficit                                     (33,138)     (29,316)
 Accumulated other comprehensive income--
  net unrealized gains on securities                         239           26
                                                         -------      -------
  Total stockholders' equity                              65,534       67,704
                                                         -------      -------
                                                         $67,531      $69,402
                                                         =======      =======


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (in thousands, except share and per share information)
                                   (Unaudited)



                             For the three months       For the nine months
                              ended September 30,        ended September 30,
                               1998         1997         1998         1997
                             -------      -------      -------      -------
Revenues:
 Contract revenue            $ 1,598      $ 2,267      $ 5,911      $ 7,577
 License revenue                  --           --        2,000           --
 Grant revenue                    --          140          150          382
                             -------      -------      -------      -------
  Total revenues               1,598        2,407        8,061        7,959

Expenses:
 Research and development      3,908        3,529       11,420       10,220
 General and administrative    1,015          998        3,183        2,920
                             -------      -------      -------      -------
  Total expenses               4,923        4,527       14,603       13,140
                             -------      -------      -------      -------
Loss from operations          (3,325)      (2,120)      (6,542)      (5,181)

Other income, net:
 Interest income                 849          487        2,720        1,457
 Interest expense                 --           (1)          --           (5)
                             -------      -------      -------      -------
  Other income, net              849          486        2,720        1,452
                             -------      -------      -------      -------
Net loss                     $(2,476)     $(1,634)     $(3,822)     $(3,729)
                             =======      =======      =======      =======


Comprehensive loss:

Net loss                     $(2,476)     $(1,634)     $(3,822)     $(3,729)

Other comprehensive
 income--unrealized
 holding gains arising
 during period                   189           24          213           30
                             -------      -------      -------      -------
Comprehensive loss           $(2,287)     $(1,610)     $(3,609)     $(3,699)
                             =======      =======      =======      =======



Basic and diluted net loss
 per share                    $(0.23)      $(0.21)      $(0.36)      $(0.49)
                              ======       ======       ======       ======
Shares used in
 computation of basic
 and diluted net loss
 per share                10,698,692    7,648,249   10,678,768    7,643,081
                          ==========    =========   ==========    =========




                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the nine months
                                                         ended September 30,
                                                        1998          1997
                                                       -------      -------
Operating activities:

Net loss                                               $(3,822)     $(3,729)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                            1,070          897
Amortization of premiums/(discounts) on securities         138          (95)
Amortization of deferred compensation                       60           97
Changes in operating assets and liabilities:
Increase in other current assets                          (514)        (956)
Increase in accounts payable, accrued liabilities
  and accrued compensation                                 299           82
(Increase)/decrease in collaborative agreement
  revenue receivable                                      (120)         115
Increase in deferred revenue                                --        1,137
                                                       -------      -------
Net cash used in operating activities                   (2,889)      (2,452)


Investing activities:

Sale or maturity of investments                         42,000       17,150
Purchase of investments                                (48,351)     (12,527)
Purchases of property and equipment                     (1,487)      (2,116)
                                                       -------      -------
Net cash (used in) provided by investing activities     (7,838)       2,507


Financing activities:

Issuance of common stock, net of repurchases             1,379           29
Payments on capital lease                                   --          (74)
                                                       -------      -------
Net cash provided by (used in) financing activities      1,379          (45)
                                                       -------      -------

Net (decrease) increase in cash and cash equivalents    (9,348)          10


Cash and cash equivalents at beginning of period        23,113        4,589
                                                       -------      -------

Cash and cash equivalents at end of period             $13,765      $ 4,599
                                                       =======      =======










                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


Note 1 -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1997, and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the fiscal quarter and nine months ended September 30, 1998, are not necessarily indicative of the results of operations to be expected for the full year.


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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." It is utilizing this technology both to discover and clone the genes that code for human receptor subtypes associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. The Company is currently engaged in collaborations with four pharmaceutical companies: Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck"), The Warner-Lambert
Company ("Warner- Lambert") and Grunenthal GmbH ("Grunenthal"). In connection with these collaborations, the Company has granted to these companies licenses under certain patent rights and to certain technology. The Company had been engaged in a collaboration with Novartis Pharma AG ("Novartis") and had granted to Novartis a license under certain patent rights and to certain technology. On August 3, 1998, the collaboration and related research funding support provided by Novartis ended in accordance with the terms of the Company's agreements with Novartis. Novartis continues to have a license under certain patent rights and to certain technology of the Company. The Company has also granted a license under certain patent rights, as well as an option to obtain an additional license under certain patent rights, to Glaxo Group Limited ("Glaxo"). Since inception, the Company has financed its operations primarily through the sale of its stock, through funds provided by its collaborative partners Lilly and Merck and former collaborative partner Novartis under their agreements with the Company, through funds provided by its licensee, Glaxo, under a license agreement and through interest income and capital gains resulting from its investments. The Company also has received revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

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

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $33,138,000 at September 30, 1998. The Company expects to continue to incur operating losses for a number of years and may not become profitable, if at all, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.

Results of Operations

Comparison of the Three Months Ended September 30, 1998 and 1997

         Revenues. The Company recognized revenue of $1,598,000 and $2,407,000 for the three months ended September 30, 1998 and 1997, respectively. The decrease of $809,000 was attributable to: a net decrease in contract revenue of $669,000 resulting from the contractual termination of the Novartis agreement on August 3, 1998 as well as the reduction in full-time equivalent scientists being funded under another of the Company's collaborative arrangements and a decrease in grant revenue of $140,000.

         Research and Development Expenses. The Company incurred research and development expenses of $3,908,000, and $3,529,000 for the three months ended September 30, 1998 and 1997, respectively. The increase of $379,000, or 11%, in research and development expenses was attributable primarily to: an increase of $200,000 in compensation and fringe benefit expenses; and an increase of $57,000 in facility related costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,015,000 and $998,000 for the three months ended September 30, 1998 and 1997, respectively. The increase of $17,000, or 2%, was attributable primarily to: an increase of $71,000 in compensation and fringe benefit expenses offset by a net decrease of $54,000 for all other general and administrative costs.

         Other Income, Net. The Company recorded other income of $849,000 and $486,000 for the three months ended September 30, 1998 and 1997, respectively. The increase of $363,000 was primarily due to higher interest income as a result of higher cash, cash equivalent and marketable securities balances during 1998 which resulted from the receipt of net proceeds from a public offering of its common stock completed in November 1997.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $2,476,000 ($0.23 per share), and $1,634,000 ($0.21 per share) for the three months ended September 30, 1998 and 1997, respectively. The increase in net loss per share of $0.02 resulted primarily from the decrease in revenues and increase in expenses as described above.

Comparison of the Nine Months Ended September 30, 1998 and 1997

         Revenues. The Company recognized revenue of $8,061,000 and $7,959,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in revenue of $102,000 was attributable primarily to the following: an increase in license revenue of $2,000,000; offset by a decrease in contract revenue of $1,666,000 resulting from the contractual termination of the Novartis agreement on August 3, 1998, as well as a reduction in full-time equivalents scientists being funded under another of the Company's collaborative arrangements; and a decrease in grant revenue of $232,000.

         Research and Development Expenses. The Company incurred research and development expenses of $11,420,000, and $10,220,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $1,200,000, or 12%, in research and development expenses was attributable primarily to: an increase of $674,000 in compensation and fringe benefit expenses; and an increase of $268,000 in facility related costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $3,183,000 and $2,920,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $263,000, or 9%, was attributable primarily to: an increase of $195,000 in compensation and fringe benefit expenses; and an increase of $79,000 in patent costs.

         Other Income, Net. The Company recorded other income of $2,720,000 and $1,452,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase of $1,268,000 was primarily due to higher interest income as a result of higher cash, cash equivalent and marketable securities balances during 1998 which resulted from the receipt of net proceeds from a public offering of its common stock completed in November 1997.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $3,822,000 ($0.36 per share), and $3,729,000 ($0.49 per share) for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net loss per share of $0.13 resulted primarily from higher average outstanding shares during the period. The increase in average outstanding shares primarily relates to the sale of 2,875,000 shares of common stock in a public offering in the fourth quarter of 1997 as well as the sale of 137,648 shares of common stock pursuant to the exercise of warrants in January 1998.

         Management believes that it has remedied all of its significant information technology and non-information technology systems that may be affected by the year 2000 issue. Management is currently making inquiries of its significant customers, suppliers and vendors as to their readiness for the year 2000 issue. To date the Company has spent less than $50,000 to remedy systems that may have been affected by the year 2000 issue and does not expect future expenses to be material, if at all. If it turns out that some of the Company's systems or its customers, suppliers or vendors' systems are not year 2000 compliant, management believes the most likely worst case scenario would be a reduced level of productivity. The Company's contingency plan includes, but may not be limited to, manual workarounds and an increase in the current staffing level.

         The Company does not believe that inflation has had a material impact on its results of operations.


Liquidity and Capital Resources

         At September 30, 1998 and December 31, 1997, cash, cash equivalents and marketable securities aggregated $59,178,000 and $62,100,000, respectively. The decrease in cash, cash equivalents and marketable securities resulted from the use of cash to fund operating activities and purchase property and equipment, both of which were offset by cash provided by the issuance of common stock.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. As of September 30, 1998, the Company had received: $97,700,000 from the sale of its stock; $55,000,000 in licensing fees, research funding and milestone payments under its collaborative and license agreements; $3,500,000 in SBIR grants; and $9,000,000 in other income, net. To date, the portion of these funds that has been expended by the Company has been used principally to fund research and development, to purchase fixed assets used primarily in its research activities, to create its patent estate and to pay general and administrative support costs.

         During the period from January 1, 1998 through September 30, 1998, the Company received research funding under three of its collaborative arrangements. During the period from October 1, 1998 through December 31, 1998, the Company expects to receive $1,400,000 in the aggregate under two of its collaborations. Research funding under the Merck collaboration is scheduled to expire on November 30, 1998. Research funding under the Lilly collaboration is scheduled to expire on December 31, 1998. Research funding under the Novartis collaboration ended on August 3, 1998 in accordance with the terms of the underlying agreements.

         At September 30, 1998, the Company had invested an aggregate of $9,934,000 in property and equipment. The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $674,000.

         At September 30, 1998 the Company had $59,178,000 in cash, cash equivalents and marketable securities. The Company intends to utilize these funds primarily to conduct its current and future research programs, for patent related expenditures, for general corporate purposes and to make leasehold improvements to its facilities beyond the level which existed on September 30, 1998. The Company expects to continue to incur operating losses for a number of years and will require the use of cash to finance its operations and to purchase property and equipment. The Company believes that its cash on hand, together with the funds that it expects to receive from its collaborative partners and interest income, will be sufficient to fund through the year 2000: an increased operating expense level; the Company's portion of its shared costs of certain development activities under its collaboration with Grunenthal; and an increased level of capital spending.

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

         The information provided below represents a reasonable estimate of the application the net proceeds of $25,194,000 which were received following the Company's initial public offering on December 13, 1995:


Construction of plant, building and facilities                       $   501,000

Purchase and installation of machinery and equipment                 $ 4,281,000

Working capital used to fund operations                              $20,412,000


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

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
  No.       Description
-------     -----------

10.1        Amendment  No. 1 To  Cooperation  Agreement  between the Company and
               Grunenthal GMBH (filed herewith)

27          Financial Data Schedule


(b)         Reports on Form 8-K

On July 16, 1998, the Company filed a Current Report on Form 8-K summarizing the status of the clinical trials being conducted by Lilly with respect to a compound identified as part of the Company's collaboration with Lilly.

On August 3, 1998, the Company filed a Current Report on Form 8-K announcing the expiration of the term of its collaboration with Novartis and describing certain of the consequences of the expiration.

On September 21, 1998, the Company filed a Current Report on Form 8-K summarizing the status of certain drug discovery programs which are part of the Company's collaboration with Lilly.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: November 6, 1998        By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name: Kathleen P. Mullinix
                              Title: Chairman, President &
                                      Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name: Robert L. Spence
                              Title: Senior Vice President,
                                     Chief Financial Officer &
                                      Treasurer