Form 10-K
period 1998-12-31
SYNAPTIC PHARMACEUTICAL CORP
filed 1999-03-25
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
 Mark One:
  [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1998

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

                                215 College Road
                                   Paramus, NJ
                    (Address of principal executive offices)

                                   22-2859704
                      (I.R.S. Employer Identification No.)


        07652                                 (201) 261-1331
     (Zip Code)            (Registrant's telephone number, including area code)



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

                                    Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant was approximately $123,067,000 as of February 15, 1999, based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market on such date. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

         As  of  February  15,  1999,  there  were  10,727,906   shares  of  the
registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Synaptic Pharmaceutical Corporation Proxy Statement, to be filed not later than 120 days after December 31, 1998, in connection with the registrant's 1999 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement," are incorporated by reference into Part III of this Report on Form 10-K.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

      INDEX TO REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1998



                                     Part I
                                                                          Page
                                                                          ----
Item  1. Business.....................................................      1
Item  2. Properties...................................................     33
Item  3. Legal Proceedings............................................     33
Item  4. Submission of Matters to a Vote of Securityholders...........     33

                                     Part II

Item  5. Market for Registrant's Common Equity and Related
           Stockholder Matters........................................     34
Item  6. Selected Financial Data......................................     35
Item  7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................     35
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...     45
Item  8. Financial Statements.........................................     47
Item  9. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................     68

                                    Part III

Item 10. Directors and Executive Officers of the Registrant...........     68
Item 11. Executive Compensation.......................................     68
Item 12. Security Ownership of Certain Beneficial Owners
           and Management.............................................     68
Item 13. Certain Relationships and Related Transactions...............     68

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K................................................     69




                                       (i)

                                     Part I


Item 1.  Business

Overview

         Synaptic Pharmaceutical Corporation ("Synaptic" or the "Company") is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor- targeted drug design technology." The Company is utilizing this technology to discover and clone the genes that code for human receptor subtypes that may be associated with specific disorders. The Company and its collaborative partners and other licensees are in turn utilizing the cloned receptor genes to design compounds that can potentially be developed as drugs for treating these disorders.

         Synaptic's human receptor-targeted drug design technology is the result of an integrated approach to four life science fields: molecular biology; cell biology; pharmacology; and chemistry, including medicinal, combinatorial and computer-assisted chemistry. This technology allows chemists to focus their drug discovery efforts on a specific human receptor subtype target. The Company believes that its technology provides three distinct advantages over the traditional approach to drug discovery in which compounds are screened against animal tissues containing many different receptor subtypes. First, by having an isolated receptor subtype as a target, chemists are better able to design compounds that interact with only the target of interest and not with other receptors that may be responsible for side effects. Second, the Company believes that using human receptor subtypes as drug design targets will substantially reduce the number of problems that often arise during the drug development process as a result of differences in a compound's activity in humans compared to its activity in animal models. Third, Synaptic believes that its technology may be more cost-effective than traditional drug discovery because the Company and its collaborative partners and other licensees can eliminate or redesign compounds that react poorly with human receptor targets prior to initiating the costly activities related to preclinical testing and clinical trials.

         Synaptic focuses its receptor and drug discovery efforts on members of a receptor superfamily known as "G protein-coupled receptors" or "GPCRs." The Company selected this receptor superfamily for two principal reasons. First, many GPCRs have been shown to be effective drug targets, as evidenced by the commercial availability of drugs for a wide variety of therapeutic applications that work by means of their interactions with GPCRs. Second, the GPCR superfamily is extremely large and diverse and, based on several estimates, exceeds several thousand receptors, with its members being involved in the mediation of a broad array of physiological functions. Accordingly, the Company believes that there are substantial opportunities to use many receptors within the GPCR superfamily as targets for novel drugs.

         The Company employs a number of approaches to discover and clone genes that code for GPCRs. Its principal approach, until recently, has been a targeted genomics approach. This approach involves two steps. First, the Company identifies families of receptors within the GPCR superfamily that are, based on available pharmacological information relating to these families suggesting a potential role in physiological disorders, of particular interest to the Company. The Company then devises strategies to enable it to discover and clone receptor genes within the targeted families. After the Company discovers and clones two or more members of a targeted receptor family, its strategy is to seek a collaborative partner with which it can attempt to design and develop drugs that act at one or more of the cloned receptors.

         While the Company has been successful employing this targeted genomics approach, as evidenced by collaborations with pharmaceutical companies focused on four different families of GPCRs, it has begun to shift the emphasis in its gene discovery efforts from the targeted genomics approach to a nontargeted genomics approach. This shift stems from certain developments in the field of gene discovery over the past several years. First, due in large part to the successful targeted cloning efforts of the Company and other biotechnology companies, pharmaceutical companies and academic institutions, many of the genes that code for members of GPCR families for which there exists a body of pharmacological information suggesting a role in physiological disorders have now been cloned. As a result, most of the genes that remain to be cloned are those that code for members of GPCR families for which there may be little, if any, pharmacological information, and those that code for receptors whose families have not yet been identified and for which there is a lack of biological knowledge. Second, there has been a tremendous increase in interest over the past several years in determining the sequence of the entire human genome. This interest has spurred significant competition and technological advances in the field of genomics. Many of these technological advances involve a "nontargeted" approach to gene discovery in that they facilitate the identification of genes from large collections of DNA sequence information without, in the first instance, requiring the design and implementation of strategies aimed at cloning the members of specific receptor families. While the nontargeted approaches to gene discovery often yield genes about which there is little, if any, existing biological knowledge, they have greatly accelerated the rate at which novel genes are being discovered. Given these developments and the fact that there is a finite number of genes in the human genome, in an effort to remain competitive in the field of gene discovery, the Company has begun to shift the emphasis in its gene discovery efforts from a targeted genomics approach to a nontargeted genomics approach.

         The Company's nontargeted genomics approach involves the integration of certain proprietary molecular biology technology of the Company with automated gene sequencing technologies and bioinformatics. In formulating this approach, the Company was intent upon addressing a problem commonly experienced by many in industry and in academia who are employing nontargeted genomics technologies to identify novel genes. The problem is one of "redundancy." Many of these technologies are repeatedly yielding the same sequences of genes that are abundantly expressed in the tissues of interest, but are failing to identify genes expressed at low levels. It is the Company's belief that many of the genes that are expressed at low levels may be valuable targets for the design of novel drugs. Accordingly, the molecular biology technology used by Synaptic in its nontargeted genomics approach has been designed to facilitate the discovery of novel genes by significantly reducing the redundancy produced by many other genomics technologies. This approach to gene discovery yields for the Company both genes that code for GPCRs, which continue to be of primary interest to the Company, and genes that code for other proteins, which the Company believes may be valuable targets for drug discovery.

         The discoveries resulting from the Company's nontargeted genomics approach will, in general, be genes that code for proteins of unknown function and whose potential as valuable drug targets has not been established.
Therefore, the Company does not believe that the types of collaborations in which it has engaged with pharmaceutical companies in the past, which collaborations have had as their focus genes whose value as drug targets is known or suspected, will be available to it with respect to such genes. Accordingly, rather than seeking to establish collaborations focused on its nontargeted gene discoveries, the Company will seek to license certain of these discoveries to pharmaceutical companies. Any research necessary for evaluating the licensed discoveries as potential drug targets and any drug discovery and development efforts focused on these discoveries would thus be within the province of the Company's licensees and would be conducted independently of the Company. In addition, the Company intends to retain certain of its nontargeted gene discoveries for internal evaluation and possible subsequent licensing.

         To  date,  gene  discoveries  resulting  from  the  Company's  targeted genomics approach have led to collaborations between the Company and five pharmaceutical companies: Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck"), Novartis Pharma AG ("Novartis"), Warner-Lambert Company ("Warner-Lambert") and Grunenthal GmbH ("Grunenthal"). The collaboration with Lilly and the collaboration with Merck have each yielded one compound that is currently in clinical development. As of the date of this Report, the collaborations with Lilly, Warner- Lambert and Grunenthal were ongoing. Although the Merck collaboration ended in February 1999, and the Novartis collaboration ended in August 1998, Merck and Novartis each continue to have licenses to certain of the Company's technology and patent rights, and the Company will be entitled to payments if certain milestones are achieved and royalties on sales of any drugs that may ultimately be developed through the use of the Company's technology. In addition to the licenses it granted in connection with its collaborative arrangements, the Company has licensed certain patent rights relating to its gene discoveries to Glaxo Group Limited ("Glaxo").

         Certain discussions in this Report refer to various phases of preclinical testing and clinical trials. For a description of such phases, see the footnotes in the table entitled "Summary of Certain Drug Discovery Programs" set forth under "--Drug Discovery Programs: Focus on G Protein-Coupled Receptor Superfamily" below.

Business Strategy

         Synaptic's business strategy is to develop, together with its collaborative partners, a broad array of drugs based upon the Company's human receptor-targeted drug design technology, as well as to license certain of its technology to third parties which will use the technology in their drug development efforts. This strategy consists of four principal objectives.

         To Discover and Clone G Protein-Coupled Receptor Genes

         The  first  objective  of  the  Company's   business   strategy  is  to
aggressively discover and clone G protein- coupled receptor genes, and to aggressively seek patent protection for such discoveries. Historically, the Company has employed a targeted approach to gene discovery in which its molecular biology expertise is used to discover and clone receptor genes within families of GPCRs identified by the Company as being of particular interest based upon their potential role in certain physiological disorders. As of February 15, 1999, Synaptic had successfully cloned a number of receptor genes using this approach and had received United States patents relating to 13 of these receptor genes and related drug discovery systems. In addition, at that date several United States patent applications relating to the Company's receptor gene discoveries were pending, several corresponding patents had been issued in other countries and additional corresponding patent applications had been filed in other countries.

         The Company has more recently established a nontargeted approach to gene discovery based upon a proprietary molecular biology technology developed by Synaptic. The Company intends to seek patent protection for certain discoveries resulting from its nontargeted genomics approach. See "Patents, Proprietary Technology and Trade Secrets" below.

         To Discover and Design Potential Drugs with Human Receptor-Targeted
            Drug Design Technology

         The Company's second objective is to discover and design, or to have its collaborative partners and other licensees discover and design, potential drugs through the use of the Company's human receptor-targeted drug design technology. The Company and its collaborative partners and other licensees are using this technology to design, synthesize and optimize compounds for further development. The Company's two approaches to designing and synthesizing compounds include medicinal chemistry and combinatorial chemistry, each of which is supported by the Company's expertise in computer-assisted molecular modeling. With both approaches, the Company's chemists and pharmacologists use their knowledge of the structures of ligands and targeted receptor subtypes to design and synthesize initial chemical structures that are then optimized.

         To Leverage Resources and Generate Royalty-Based Revenues

         The Company's third objective is to leverage resources and generate royalty-based revenues through collaborations and licensing arrangements with pharmaceutical companies. Towards this objective, the Company has focused most of its scientific resources on the discovery and design phases of the drug development process. To date, the Company has entered into four royalty-based collaborations in which its collaborative partners have participated or participate in the early phases of the drug development process and have assumed principal responsibility for preclinical testing, clinical trials and commercialization. As part of these arrangements, the Company's collaborative partners are required to provide the Company with milestone payments upon the occurrence of certain events and royalties tied to net sales of any drugs resulting from the collaborations. In addition, certain of the Company's collaborative partners have provided the Company with financial support for research. The Company has also licensed certain patent rights to Glaxo. Glaxo is conducting the research and development activities relating to the license independently of Synaptic and is required to pay Synaptic royalties tied to net sales of any drugs covered by the license. By pursuing the objective of leveraging resources and generating royalty-based revenues, Synaptic benefits from the expertise and resources of its partners and other licensees, while simultaneously maintaining relatively low capital requirements.

         While a principal objective of the Company's business strategy continues to be to leverage resources and generate royalty-based revenues, the Company believes that the terms attendant to future collaborations and arrangements with pharmaceutical companies will be different in certain material respects from the terms of its former and ongoing collaborations. The Company's first three collaborations, those with Lilly, Merck and Novartis, focused on receptor families with respect to which there was, at the time the Company entered into such collaborations, a considerable amount of pharmacological data suggesting that the members of such families were involved in a variety of physiological disorders and that these members were, as a consequence, potentially valuable as drug targets. Each of Lilly, Merck and Novartis provided the Company with research funding from the inception of its collaboration with the Company. The Company's fourth collaboration, the one with Warner-Lambert, is focused on a family of receptors with respect to which the pharmacological data suggesting a role for members of this family in physiological disorders was, at the outset of the collaboration, considerably more speculative. As a result, the Company's agreement with Warner-Lambert provides for a collaboration conducted in two stages. In the first stage, the companies engage in a joint research program designed to identify the role of members of the targeted receptor family in a variety of disorders. During this stage, the companies fund their own research efforts. It is not until the second stage, which will occur only if a certain amount of scientific progress is made during the first stage, that Warner-Lambert may become obligated to provide research funding to Synaptic.

         The Company believes that many, if not most, of the receptor genes discovered as a result of its nontargeted genomics approach will be members of receptor families about which there is presently little, if any, biological information suggesting a role for such receptors in specific physiological disorders. As a consequence, the Company does not believe that it will be able to exploit most of these gene discoveries in the near future through collaborations in which it receives full financial support for its research efforts. Accordingly, the Company is seeking to license certain of the results of its nontargeted approach to gene discovery to pharmaceutical companies. These licensees would then be responsible for generating the biological information necessary for evaluating the licensed discoveries as potential drug targets and for any drug discovery and development efforts focused on these discoveries. In addition, the Company intends to retain certain of its nontargeted gene discoveries for internal evaluation and possible subsequent licensing.

         To Retain Ownership of Certain Products

         The Company's fourth objective is to retain ownership rights to certain products developed through the use of its technology. The Company is seeking to achieve this objective in a variety of manners, including the exploration of and entry into collaborations with pharmaceutical companies in which the Company increases its participation in and funding of drug development activities conducted as part of such collaborations. Through such arrangements, the Company believes that it may be able to gain access to additional chemistry, in vivo pharmacology, preclinical and clinical expertise, as well as to retain a greater portion of the downstream financial benefits associated with the commercialization of any products resulting from such arrangements. In January 1998, the Company entered into a collaboration with Grunenthal in which the Company participates in and may fund a portion of the drug development activities conducted as part of the collaboration. See "Grunenthal Agreement" under "Collaborative and Licensing Arrangements" below.

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

         Many different kinds of receptors involved in cellular communication exist in the human body. Receptors are first classified into categories, called "superfamilies," based upon similarities in their biochemical and structural properties. There are four principal superfamilies of receptors: the G protein-coupled receptor superfamily, the receptor protein-tyrosine kinase superfamily, the ligand-gated ion channel superfamily and the intracellular receptor superfamily. The receptors included within each superfamily are then subcategorized into groups, called "families," based upon the specific ligands with which they interact. Examples of receptor families within the GPCR superfamily are the serotonin, adrenergic, neuropeptide Y ("NPY") and galanin families of receptors. Each member of each family is called a "receptor subtype."

         Historically, it was believed that each family of receptors had only one or two members. Scientists have discovered, however, that many families of receptors have more than two receptor subtypes. The number of receptor subtypes within each family of receptors varies, with some families, such as the serotonin family, comprising at least 14 known receptor subtypes, and other families, such as the alpha adrenergic family, comprising at least six known receptor subtypes.

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


         Receptor-Based Drug Therapy--The Traditional Approach

         Many illnesses arise because of abnormalities in intercellular communication, and the concept of receptor-based drug therapy was developed to address this problem. The goal of receptor-based drug therapy is to develop drugs that will interact with the receptor believed to be associated with the targeted abnormality, thereby inhibiting or enhancing the cascade of events that is mediated by the receptor. A number of receptor- based drugs have been developed and are currently being marketed. In general, however, these drugs do not differentiate among receptor subtypes and, while they may indeed interact with the targeted receptor subtypes, thereby having some therapeutic effect, they may also interact with other receptor subtypes within the same family as the targeted receptor subtypes. These other receptor subtypes may be associated with other physiological functions, and interactions of these drugs with them often result in undesirable side effects. In addition, many of these drugs have limited therapeutic utility because they must be used in suboptimal doses in order to minimize these side effects.

         The reason that many of these currently available drugs do not differentiate among receptor subtypes stems from the fact that they were discovered through traditional drug discovery methods. The traditional approach to drug discovery involves the screening of compounds against animal tissues containing multiple receptor subtypes to determine their relevant biological activity. This approach is limited in its ability to yield optimally effective drugs because of inherent limitations in the use of animal tissues to test drugs intended for humans. First, by using animal tissues containing multiple receptor subtypes, it is usually difficult and often impossible both to measure with precision the effect of a compound on the receptor subtype that is the target of a drug discovery effort and to determine whether the compound is binding to other receptor subtypes in the tissue that are not the intended drug target. Second, due to differences in the receptor systems of various species of animals as compared to humans, there are often significant differences between a drug's activity in animals and the same drug's activity in humans. In fact, there are several examples of drug development candidate failures in human clinical trials that were due to differences in the properties of such candidates in humans as compared to their properties in the animal tissues that were initially used for drug discovery. As a consequence, compounds initially tested against animal tissues often do not have the desired effects when they are ultimately administered to humans in clinical trials.


Synaptic's Human Receptor-Targeted Drug Design Technology

         Synaptic believes that its human receptor-targeted drug design technology can overcome the limitations of the traditional approach to drug discovery. This technology involves three steps: (i) the discovery and cloning of the human genes that code for receptor subtypes; (ii) the use of each of these genes to create a cell line that can be used to measure, or assay, the pharmaceutical properties of compounds that bind to the targeted receptor subtype and that are, therefore, candidates for drug development; and (iii) the design, synthesis and optimization of compounds that are highly selective for the targeted human receptor subtype. In the first step, the Company's molecular biologists employ genetic engineering techniques to clone the gene that codes for the receptor subtype of interest. In the second step, the Company's cell biologists place the gene into a recipient cell which then expresses the human receptor subtype on its surface. This recipient cell, which expresses a single population of the targeted human receptor subtype and is devoid of all other related receptor subtypes, is then propagated by the Company's cell biologists, resulting in the establishment of a cell line. Finally, this cell line is used as a drug discovery system by the Company's pharmacologists to evaluate compounds synthesized by the Company's or its collaborative partners' chemists. Since each of these cell lines expresses a single receptor subtype, it is possible to design compounds with high affinity for the ultimate target of a drug discovery program--the appropriate human receptor subtype--and low affinity for those subtypes suspected of being associated with side effects.

         The Company's technology makes it possible not only to clone receptor subtypes previously believed or known to exist, but also to discover and clone receptor subtypes which had previously been undetectable in animal tissues because they were present in concentrations too low to detect using traditional pharmacological techniques. Many of these newly discovered receptor subtypes may provide opportunities for the design of novel drugs. In addition, the Company believes that its ability to access and to use individual cloned human receptor subtypes in its drug design efforts will yield safer and more effective drugs than those currently available. Synaptic further believes that its technology may make the drug development process more predictive and cost-effective than the traditional approach because the Company and its collaborative partners and other licensees can eliminate or redesign nonsubtype-selective compounds and compounds that react poorly with human targets at an early stage of the process rather than at the costly later stages of preclinical testing and clinical trials. Finally, drugs developed through the use of the Company's human receptor-targeted drug design technology will be small molecule drugs which offer possibilities of avoiding specialized delivery approaches and which may be delivered orally.

         The Company also believes that its success in the discovery of receptor subtypes will enable it to further refine the understanding of many disease processes. There is increasing evidence to suggest that some disorders may actually involve the malfunctioning of any one of a variety of receptor subtypes included within different receptor families. For example, in the case of obesity, there are pharmacological data indicating that NPY, galanin and serotonin receptor subtypes are involved in controlling food intake. As a result, more than one drug could be developed to treat obesity, but such drugs would work through different biological mechanisms by exerting their therapeutic effects by interacting with receptor subtypes belonging to different families. The Company believes that its human receptor-targeted drug design technology may make it possible to discover two or more separate drugs that could benefit distinct patient populations whose symptoms (for example, obesity), while identical, stem from different physiological disorders and therefore require different treatments. Consequently, the Company and its licensees have initiated several programs in which different receptor subtypes are being used as drug targets for the same therapeutic application.

         To date, the Company has not completed development of any drugs and does not expect that drugs developed by it or its collaborative partners or other licensees will be commercially available for a number of years.


         Receptor Gene Discovery and Cloning

         The Company's principal receptor cloning projects to date have focused on four families of receptors within the G protein-coupled receptor superfamily: the serotonin, alpha adrenergic, NPY and galanin receptor families. Additional projects directed toward other receptor families are ongoing.

         The Company employs a number of approaches to discover and clone genes that code for GPCRs. Its principal approach, until recently, has been a targeted genomics approach. This approach involves two steps. First, the Company identifies families of receptors within the GPCR superfamily that are, based on available pharmacological information relating to these families suggesting a potential role in physiological disorders, of particular interest to the Company. The Company then devises strategies to enable it to discover and clone receptor genes within the targeted families. After the Company discovers and clones two or more members of a targeted receptor family, its strategy is to seek a collaborative partner with which it can attempt to design and develop drugs that act at one or more of the cloned receptors.

         While the Company has been successful employing this targeted genomics approach, as evidenced by collaborations with pharmaceutical companies focused on four different families of GPCRs, it has begun to shift the emphasis in its gene discovery efforts from the targeted genomics approach to a nontargeted genomics approach. This shift stems from certain developments in the field of gene discovery over the past several years. First, due in large part to the successful targeted cloning efforts of the Company and other biotechnology companies, pharmaceutical companies and academic institutions, many of the genes that code for members of GPCR families for which there exists a body of pharmacological information suggesting a role in physiological disorders have now been cloned. As a result, most of the genes that remain to be cloned are those that code for members of GPCR families for which there may be little, if any, pharmacological information, and those that code for receptors whose families have not yet been identified and for which there is a lack of biological knowledge. Second, there has been a tremendous increase in interest over the past several years in determining the sequence of the entire human genome. This interest has spurred significant competition and technological advances in the field of genomics. Many of these technological advances involve a "nontargeted" approach to gene discovery in that they facilitate the identification of genes from large collections of DNA sequence information without, in the first instance, requiring the design and implementation of strategies aimed at cloning the members of specific receptor families. While the nontargeted approaches to gene discovery often yield genes about which there is little, if any, existing biological knowledge, they have greatly accelerated the rate at which novel genes are being discovered. Given these developments and the fact that there is a finite number of genes in the human genome, in an effort to remain competitive in the field of gene discovery, the Company has begun to shift the emphasis in its gene discovery efforts from a targeted genomics approach to a nontargeted genomics approach.

         The Company's nontargeted genomics approach involves the integration of certain proprietary molecular biology technology of the Company with automated gene sequencing technologies and bioinformatics. In formulating this approach, the Company was intent upon addressing a problem commonly experienced by many in industry and in academia who are employing nontargeted genomics technologies to identify novel genes. The problem is one of "redundancy." Many of these technologies are repeatedly yielding the same sequences of genes that are abundantly expressed in the tissues of interest, but are failing to identify genes expressed at low levels. It is the Company's belief that many of the genes that are expressed at low levels may be valuable targets for the design of novel drugs. Accordingly, the molecular biology technology used by Synaptic in its nontargeted genomics approach has been designed to facilitate the discovery of novel genes by significantly reducing the redundancy produced by many other genomics technologies. This approach to gene discovery yields for the Company both genes that code for GPCRs, which continue to be of primary interest to the Company, and genes that code for other proteins, which the Company believes may be valuable targets for drug discovery.

         The Company's collection of cloned genes that code for receptors in the GPCR superfamily comprises human genes, as well as genes from various other mammalian species that correspond to the human genes. These receptor genes include genes that were discovered by the Company and genes that were discovered by others about which information is publicly available. In general, the Company seeks to patent those cloned receptor genes and those drug discovery systems that it has discovered or invented. As of February 15, 1999, the Company had received United States patents relating to 13 receptor genes and related drug discovery systems. In addition, at that date, several United States patent applications relating to the Company's receptor gene discoveries were pending, several corresponding patents had been issued in other countries and additional corresponding patent applications had been filed in other countries. There can be no assurance that the Company will be awarded patents in respect of any of its pending patent applications or in respect of patent applications it may file in the future.


         Drug Discovery Systems

         Once the Company clones the gene for a receptor subtype, it places the gene into a recipient cell which then expresses the receptor subtype on its surface. This cell, which expresses a single population of the targeted human receptor subtype, is then propagated in the laboratory by the Company's cell biologists, resulting in the establishment of a cell line. This cell line, which constitutes a drug discovery system, is used in two different types of assays: binding assays and functional assays. In Synaptic's binding assays, the Company's pharmacologists measure the affinity of a compound for both the receptor subtype that is the target of a particular drug discovery program and the other receptor subtypes that could be associated with side effects. These measurements help to predict the potency of a compound, as well as the degree of selectivity that the compound has for the targeted receptor subtype over other receptor subtypes. The data obtained from binding assays enable the chemists to design compounds toward or away from one or more of the relevant subtypes, as appropriate, for optimal therapeutic efficacy. In Synaptic's functional assays, the Company's pharmacologists determine the nature of the response of the receptor subtype to the compound. Data from the functional assays show whether the compound is acting to inhibit or enhance the activity of the receptor subtype. By enabling the Company's pharmacologists to evaluate compounds rapidly at their ultimate human receptor subtype targets, the Company's proprietary drug discovery systems serve as tools that the Company's and its partners' or other licensees' chemists can use to design drugs that will be more effective and have fewer or substantially less severe side effects than existing drugs. Although the Company believes that its drug discovery systems accurately measure the properties of a compound's interaction with the human receptor subtypes, there are many additional factors, such as the drug's stability in the body or its ability to be administered orally, that impact the ultimate pharmaceutical success of a compound. In addition to using its binding and functional assays for the design of drugs that act at targeted receptor subtypes, these assays are also used to identify ligands for receptor subtypes resulting from the Company's nontargeted genomics program.


         Chemistry and Molecular Pharmacology

         The Company employs two approaches to designing and synthesizing receptor subtype-selective compounds, medicinal chemistry and combinatorial chemistry, both of which are supported by the Company's expertise in computer-assisted molecular modeling. With both approaches, the Company's chemists and pharmacologists use their knowledge of the structures of ligands and the targeted receptor subtypes to design and synthesize initial chemical structures that will have activity at these subtypes.

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

         The Company chose to focus on the GPCR superfamily because it believes that this superfamily provides the optimum opportunity for the exploitation of its human receptor-targeted drug design technology. First, it is known that G protein-coupled receptors play a major role in intercellular communication and that drugs that block ("antagonists") or enhance ("agonists") their activity have therapeutic utility. Examples of such drugs include: Zantac(R), a histamine receptor antagonist for the treatment of ulcers; Claritin(R), a histamine receptor antagonist for the treatment of allergy; Propulsid(R), a serotonin receptor agonist for the treatment of gastric motility disorder; Imitrex(R), a serotonin receptor agonist for the treatment of migraine headache; and Hytrin(R), an adrenergic receptor antagonist for the treatment of hypertension and urinary retention resulting from benign prostatic hyperplasia ("BPH"). Second, there is a large body of knowledge about some of the basic structural elements of drugs that interact with these receptors that has accumulated over the years from which the Company and its collaborative partners and licensees can draw in beginning their drug discovery programs. Third, the GPCR superfamily is extremely large and, based on several estimates, exceeds several thousand receptor subtypes belonging to more than 40 known families and an unknown number of additional families the ligands of which have not yet been identified.

         The Company's human receptor-targeted drug design technology is being utilized in a variety of different drug discovery programs: by the Company independently; by the Company in joint research programs with its collaborative partners; by the Company's former collaborative partners pursuant to licenses from the Company; and by the Company's other licensees. These drug discovery programs are focused principally on human serotonin, alpha adrenergic, NPY and galanin receptor subtypes. The serotonin programs are being conducted by the Company in collaboration with Lilly. One of the alpha adrenergic programs is being conducted by the Company's licensee and former collaborative partner Merck and another of the alpha adrenergic programs is being conducted by the Company in collaboration with Grunenthal. In addition, Glaxo has a license to use certain of the Company's alpha adrenergic technology in its drug discovery efforts. One of the NPY programs is being conducted by the Company's licensee and former collaborative partner Novartis and another of the NPY programs is being conducted by the Company independently. The galanin program is being conducted by the Company in collaboration with Warner-Lambert.

         Total operating expenses incurred by the Company for each of the fiscal years 1998, 1997 and 1996 were $19,576,000, $17,853,000 and $14,319,000, respectively,  of which  approximately  $7,182,000,  $9,785,000 and  $6,943,000, respectively, was funded by the Company's collaborative partners during such years. In 1997, the Company increased its internal research and development spending. The Company again increased internal research and development spending during 1998, in part as a result of the expiration of the Novartis collaboration and the termination of the associated research funding provided by Novartis. The Company intends to further increase its internal research and development spending during 1999. The anticipated increase will be due in part to the July 31, 1999 expiration of the Lilly collaboration and the termination of the associated research funding provided by Lilly and the February 28, 1999 expiration of the Merck collaboration and the termination of the associated research funding provided by Merck.

         Certain of the drug discovery programs in which the Company's human receptor-targeted drug design technology is being utilized are summarized in the following table:



                             Summary of Certain Drug Discovery Programs
------------------------------------------------------------------------------------------------------------
                                                                                Collaborative
Program(1)       Receptor(s)       Primary Indication(s)  Status(2)             Partner        Licensee
------------------------------------------------------------------------------------------------------------
Serotonin        1F                Acute Migraine         Early Preclinical(3)  Eli Lilly
                 __(4)             Depression             Phase I Clinical      Eli Lilly
                 __(4)(5)          Depression             Late Preclinical      Eli Lilly
                 __(4)(5)          Depression             Late Preclinical      Eli Lilly
                 1A                Smoking Cessation      Late Preclinical(6)   Eli Lilly
                 2C                Obesity                Early Preclinical     Eli Lilly

Alpha
 Adrenergic      1a                Benign Prostatic
                                    Hyperplasia           Phase II Clinical                    Merck
                 2a, 2b or 2c(4)   Pain                   Leads Identified      Grunenthal
                 1a, 1b or 1d      (7)                    (7)                                  Glaxo

Neuropeptide Y   Y5                Obesity                Early Preclinical                    Novartis
                 Y2                Pain                   Discovery             (8)

Galanin          1, 2, and 3       Obesity, Diabetes,     Leads Identified      Warner-
                                   Alzheimer's Disease,                         Lambert
                                   Depression and Pain



(1) The Company's technology is being utilized by certain of the Company's collaborative partners and/or other licensees in drug discovery programs in addition to those programs referenced in the above table. In general, the drug discovery programs that are specifically referenced in the above table are at more advanced stages of development than those that are not specifically referenced in the table.

(2) "Discovery" refers to the stage at which chemists are attempting to identify receptor subtype-selective compounds through the use of the Company's drug discovery systems.

         "Leads   Identified"   refers   to  the   stage   at   which   receptor
         subtype-selective compounds have been identified through the use of the Company's drug discovery systems.

         "Early Preclinical" refers to the stage at which one or more leads have been identified and are being tested in in vitro or in vivo model systems for one or more indications. In addition, at this stage lead compounds may have been shown to be active in animal models for one or more indications and preliminary toxicology and pharmacokinetics studies may also have been concluded.

         "Late Preclinical" refers to the stage preceding the Phase I Clinical stage at which a drug candidate has been selected, scale-up of such candidate is underway or completed, and toxicology and pharmacokinetics studies are planned or underway or have been concluded.

         "Phase I Clinical" refers to the stage preceding the Phase II Clinical stage at which a drug candidate is being or has been administered to a small group of healthy human subjects for the purpose of testing for safety (adverse effects), dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology.

         "Phase II Clinical" refers to the stage following completion of the Phase I Clinical stage at which (i) a drug candidate is being or has been administered to a small sample of the actual intended patient population to seek to assess the efficacy of the drug candidate for the specific targeted indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects or (ii) a compound which is not necessarily a drug candidate due to certain of its pharmacokinetic properties nevertheless is being or has been administered to a small sample of the actual intended patient population to seek to assess the efficacy of the compound for the specific targeted therapeutic indication. In the "proof of concept" case described in clause (ii), the objective is to assess, prior to the expenditure of additional resources, the correctness of the hypothesis that a certain receptor subtype can be manipulated in a therapeutically beneficial manner for the treatment of the disorder of interest.

         "Phase III Clinical" refers to the stage at which a drug candidate is being or has been administered to a broader sample of the general patient population to establish further clinical safety and efficacy of the drug candidate in order to determine its overall risk-benefit ratio and to provide an adequate basis for all package labeling.

(3) In August 1998, the Company and Lilly announced that LY334370, a selective serotonin 1F receptor agonist (SSOFRA), would advance to the Phase III Clinical stage. The Phase III Clinical trials were scheduled to commence in March 1999. However, in March, Lilly informed the Company that it was discontinuing commercial development of LY334370 as a result of its recent review of data from an animal toxicology study. Lilly continues to maintain that all data to date continue to support the hypothesis that SSOFRAs represent a new class of compounds that may effectively treat migraine pain via neuronal mechanisms without the cardiovascular side effects associated with products currently on the market, and has informed the Company that it will continue its efforts to develop alternative SSOFRAs with an improved safety profile.

(4)      The  specific  receptor  subtype  that  is the focus of this program is
         confidential to the Company and its   collaborative  partner  or  other
         licensee.

(5) The serotonin receptor subtype which is the target of this program is different from the serotonin receptor subtype which is the target of the depression program that is in the Phase I Clinical stage and is different from the serotonin receptor subtype which is the target of the other depression program that is in the Late Preclinical stage. Accordingly, the compound which is the focus of this depression program is not a back-up to the compound which is the focus of the depression program that is in the Phase I Clinical stage or which is the focus of the other depression program that is in the Late Preclinical stage.

(6) During the third quarter of 1998, Lilly informed the Company that it would not continue to develop this compound but would instead seek a development partner or licensee for the compound that is the focus of this program.

(7) The therapeutic indications that are the focus of Glaxo's program and the status of such program are not known by the Company.

(8) While Synaptic is currently conducting this program independently, Synaptic has agreed to reserve the Y2 receptor as a potential target for drugs for the alleviation of pain exclusively for its collaboration with Grunenthal.

Serotonin Programs

         Serotonin is one of the major neurotransmitters, a type of ligand, of the body. It affects mood, sleep rhythms, sexual functions, appetite, temperature control, gastro-intestinal movement and the cardiovascular, pulmonary and genito-urinary systems. Drugs that inhibit or enhance the actions of serotonin have proven to be effective in the treatment of an array of disorders, such as migraine headache, depression and anxiety. However, many of the serotonergic drugs currently available were designed without the use of cloned serotonin receptor subtype genes and some of these drugs have unacceptable side effect profiles. It is generally believed that the poor side effect profiles stem from the interaction of these drugs with multiple serotonin receptor subtypes. The serotonin family is extremely large, comprising at least 14 receptor subtypes. While each of these receptor subtypes may be implicated in a physiological function distinct from the other subtypes, all of the receptor subtypes respond to the neurotransmitter serotonin--and may be responding to nonsubtype- selective drugs. As a consequence, a nonsubtype-selective drug intended to exert its effects on one physiological function may in fact have the unintended consequence of exerting its effects on other physiological functions, thereby causing the undesirable side effects.

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

         Pursuant to an exclusive license from the Company, Lilly has the right to use all but two of the Company's existing serotonin drug discovery systems for the development and commercialization of serotonergic drugs. Lilly is currently conducting drug discovery programs focused on a number of serotonin receptor subtypes and therapeutic applications. To date, receptor subtype-selective compounds have been identified for a number of serotonin programs. Certain of the serotonin programs are described below.


         Migraine Headache

         Migraine headaches are periodic throbbing headaches often accompanied by nausea and vomiting. During the past six to seven years, several new drugs have become available for the treatment of migraine. These drugs include Imitrex(R), Zomig(R), Amerge(R) and Maxalt(R). All of these agents are agonists at certain serotonin receptor subtypes. Although effective in most patients, these drugs have been associated with the tightening of the coronary blood vessels, or vasoconstriction. As a result, these drugs are contraindicated both in patients with ischemic heart disease and in patients with symptoms of ischemic heart disease. In addition, because of the cardiovascular risks, it is recommended that, in the case of any patient in whom unrecognized coronary disease is comparatively likely, the first dose of these drugs be administered in a physician's office or a similarly medically staffed and equipped facility.

         As part of their collaboration, the Company and Lilly had engaged in a drug discovery program to identify and develop anti-migraine compounds with increased efficacy and reduced side effects. Through the use of the Company's serotonin receptor subtype drug discovery systems, Synaptic scientists discovered that Imitrex(R) reacted strongly with three serotonin receptor subtypes, serotonin 1B and 1D, both of which were long thought to be the targets for anti-migraine effects, as well as serotonin 1F. Zomig(R) and Amerge(R) also react strongly with serotonin 1B, 1D and 1F receptor subtypes. Maxalt(R) reacts strongly with serotonin 1B and 1D receptor subtypes, but somewhat less potently with the serotonin 1F receptor subtype. Synaptic scientists proposed that agents which interact with the serotonin 1F receptor subtype would be effective in the treatment of migraine. Together with scientists at Lilly, Synaptic scientists identified compounds that are selective agonists of the serotonin 1F receptor subtype. These compounds were tested in animal models at Lilly and shown to be orally active and to have a long duration of action. The compounds were also shown to be potent in an animal model that is thought by many scientists in the field to be predictive of therapeutic utility for the treatment of migraine. Furthermore, these compounds were inactive in vasoconstriction assays at Lilly, thereby suggesting that the contraindications relating to cardiovascular problems included in the labeling for Imitrex(R), Zomig(R), Amerge(R) and Maxalt(R) would not be applicable to a 1F-selective agonist for the treatment of migraine.

         One of these selective serotonin 1F receptor agonists (SSOFRAs) identified as part of the collaboration, LY334370, was selected by Lilly for clinical trials. In 1998, Lilly completed three Phase II clinical trials with LY334370 and informed the Company that the data from these trials indicated that LY334370 is efficacious in the treatment of migraine without the cardiovascular side effects associated with other migraine treatments currently on the market. In August 1998, the Company and Lilly announced that this compound would advance to the Phase III clinical stage. The Phase III clinical trials were scheduled to commence in March 1999. However, in March, Lilly informed the Company that it was discontinuing commercial development of LY334370 as a result of its recent review of data from an animal toxicology study. Lilly continues to maintain that all data to date continue to support the hypothesis that SSOFRAs represent a new class of compounds that may effectively treat migraine pain via neuronal mechanisms without the cardiovascular side effects associated with products currently on the market, and has informed the Company that it will continue its efforts to develop alternative SSOFRAs with an improved safety profile. Due to the discontinuation of commercial development of LY334370, the program is in the early preclinical stage.

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


         Smoking Cessation

         There are more than 150 million smokers in major market countries, more than 30 million of whom attempt each year to quit smoking. Chronic use of tobacco is causally linked to a variety of serious diseases, including coronary heart disease, cancer and emphysema. Nicotine patches, gum and nasal sprays have been used as smoking cessation aids, but have met with limited success. Recently, Wellbutrin(R), which has been available for a number of years as an antidepressant, was approved by the United States Food and Drug Administration (the "FDA") for marketing in a sustained release formulation (Zyban(R)) for use as an aid to smoking cessation. Clinical studies show that Zyban(R), either alone or in combination with transdermal nicotine, increases the rate of smoking cessation. However, the long-term response rate to Zyban(R) as an aid in smoking cessation is low (about 20%). In addition, the active ingredient in Zyban(R) has been reported to cause seizures in about 0.4% of patients, along with dizziness and insomnia.

         As part of a program to identify and develop serotonin 1A antagonists which ameliorate the withdrawal symptoms frequently suffered in connection with smoking cessation, the Company and Lilly designed novel compounds which are highly selective for and are potent antagonists of the serotonin 1A receptor subtype. These compounds have been shown to be effective in an animal model of nicotine withdrawal and may lead to drugs which are more effective as smoking cessation aids than those currently available. Lilly has informed Synaptic that it intends to seek a development partner or licensee for the compound that is the focus of this program.


         Obesity

         Drug treatment for obesity has traditionally been used to reduce appetite as a short-term adjunct to diet and exercise. Most drugs approved for the treatment of obesity act centrally through catecholaminergic and/or serotonergic pathways. Earlier compounds, such as Benzedrine(R) and Dexedrine(R), were plagued by problems of tolerance, abuse and cardiovascular side effects. More recently, Pondimin(R) and Redux(R), which release the neurotransmitter serotonin, were widely used, either alone or in combination with phentermine (Phen-Fen). However, both of these drugs have been withdrawn from the market pursuant to a request by the FDA because they appear to cause heart valve defects and pulmonary hypertension. The mechanism by which Pondimin(R) and Redux(R) cause this cardiac and pulmonary toxicity is unknown, but similar toxicity is not seen with other serotonergic drugs, such as Prozac(R) and Zoloft(R), which are widely used as antidepressants.

         In 1997, Meridia(R) was approved by the FDA for the management of obesity, including weight loss and maintenance of weight loss. This compound, which acts by inhibiting the uptake of the neurotransmitters norepinephrine (noradrenaline) and dopamine, as well as the neurotransmitter serotonin, has been shown to produce long-term (12-month) weight loss. However, Meridia(R) substantially increases blood pressure in some patients. Accordingly, regular monitoring of blood pressure is required in patients receiving Meridia(R).

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

         As part of their collaboration, the Company and Lilly are engaged in a drug discovery program to identify and develop compounds which are selective for the serotonin 2C receptor over other serotonin receptor subtypes that may be responsible for undesirable side effects. The Company's serotonin receptor subtype drug discovery systems have made it possible to discover subtype-selective compounds that may be effective treatments for obesity through this serotonin 2C mechanism. Subtype-selective compounds which suppress food intake in animal models were identified by Lilly and Synaptic and Lilly has confirmed that it is continuing to evaluate these compounds for their suitability as drug candidates.

         Depression

         A number of different pharmacologic strategies have been developed to treat depression. The early drugs shown to be effective in the treatment of depression, such as the tricyclic antidepressants, lithium and the monoamine oxidase inhibitors, have side effects associated with their use that limit their effectiveness. Selective serotonin reuptake inhibitors (SSRIs), such as Prozac(R), Zoloft(R), Paxil(R) and Celexa(R), have been shown to be highly effective in the treatment of many forms of depression. A number of SSRI compounds are now approved for marketing, and these drugs have captured a significant market share. However, all of these currently available drugs have deleterious side effects in many patients which may limit their use. In addition, these drugs have a lag time before their beneficial clinical effects can be seen. This lag time can be a serious problem, especially in the depressed suicidal patient. Furthermore, there are a significant number of patients who do not adequately respond to any of the currently available drug therapies.

         As part of their collaboration, the Company and Lilly have engaged in several distinct programs focused on the identification and development of serotonergic drugs for the treatment of depression. The programs are distinct in that they target different serotonin receptor subtypes. In each of these programs, scientists at Synaptic and Lilly identified novel serotonin receptor subtype-selective compounds that may have rapid onset of efficacy in the treatment of depression and that may also have better side effect profiles than drugs currently available. Lilly has confirmed that it is conducting Phase I clinical trials in Europe with a compound identified as part of one of these programs, and has selected two other compounds identified as part of the other depression programs for possible development. These other compounds are undergoing late preclinical testing.


         Other Serotonin Programs

         The Company has cloned additional serotonin receptor subtypes that are either not currently being pursued by Lilly as drug targets or are being so pursued but are focused on therapeutic applications which are currently confidential to the Company and Lilly. In addition, there is evidence to suggest that one or more serotonin receptor subtypes that are the targets of the drug discovery programs currently being conducted by Lilly may be relevant as targets for other therapeutic applications. Lilly may establish additional drug discovery programs focused on certain of these other serotonin receptor subtypes or therapeutic applications in the future. There can be no assurance, however, that Lilly will establish additional drug discovery programs. Subject to certain limited exceptions, Lilly will be obligated to pay the Company milestones and royalties in respect of sales of any drugs developed by it through the use of the Company's serotonin technology as part of these existing or future drug discovery programs.


Alpha Adrenergic Programs

         Alpha adrenergic receptors are activated by the neurotransmitter norepinephrine (noradrenaline). The alpha adrenergic receptors serve a critical control function in regulating involuntary physiological functions, such as blood pressure, heart rate and smooth muscle tone, and thus may serve as important tools in the management of many disorders.

         Until 1982, only two alpha adrenergic receptors (alpha-1 and alpha-2) were believed to exist. Since then, scientists have discovered that the alpha adrenergic receptor family contains at least six subtypes (alpha- 1a, 1b and 1d and alpha-2a, 2b and 2c). The Company believes it was responsible for the discovery of the genes that code for the human alpha-1a, -1b, -1d and -2b receptors and has received United States patents relating to all four of these genes and related drug discovery systems. Additional patent applications relating to certain of these genes have been filed both in the United States and in other countries.

         There are a number of adrenergic drugs on the market today which are effective in the treatment of a variety of disorders. However, most of these drugs were discovered in the 1970's prior to the discovery of the six alpha adrenergic subtypes and are not selective for any one of these receptor subtypes. The Company believes that many of the side effects associated with these drugs may be traced to a lack of selectivity for the appropriate receptor subtypes. The Company's alpha adrenergic drug discovery systems are being used in multiple drug discovery programs. There can be no assurance that the Company or any collaborative partner or other licensee will be successful in designing an alpha adrenergic receptor subtype-selective drug with improved efficacy and an improved side effect profile.

         Pursuant to a license granted by the Company in connection with the establishment of its collaboration with Merck, Merck is conducting Phase II clinical trials with an alpha-1a antagonist identified as part of the collaboration for the treatment of BPH. In addition, the Company and Grunenthal are collaborating to develop alpha-2 adrenergic agonists for the alleviation of pain. These programs are described below.


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

         There are several treatment options available for BPH. Transurethral resection of the prostate (TURP) is performed in an estimated 130,000 to 250,000 men in the United States annually. This surgical procedure results in significant benefit. However, as a major surgical procedure which carries the potential for adverse consequences and complications and generally requires hospitalization and the use of general anesthesia, TURP is an unattractive alternative for many patients, and is not recommended for elderly patients. As a result, a number of additional procedures have been developed over the past decade to treat BPH. These include various microwave procedures (in which heat is used to damage or destroy excess tissue), transurethral needle ablation (in which excess tissue is destroyed using radiowaves), and a number of laser treatments involving a variety of techniques, generators and fibers. These newer procedures are generally less invasive than TURP. In addition, many of these newer procedures can be performed on an out-patient basis under local anesthesia. Patient satisfaction with these newer procedures is generally good, and adverse event rates tend to be lower than those seen with TURP. However, these alternative procedures tend to produce less improvement in symptom scores and urinary flow rates than TURP. In addition, since these procedures have been developed only relatively recently, the long-term response rates compared with those of TURP are unclear.

         Two different pharmacological alternatives for the treatment of BPH in patients who either are not candidates for or elect not to have surgery are currently available. The first alternative is a type of drug that acts by inhibiting the enzyme 5 alpha reductase, which is responsible for the conversion of testosterone to dihydrotestosterone in the prostate. By reducing levels of dihydrotestosterone, which plays a role in growth of prostatic tissue, this type of drug is intended to shrink the gland. An example of this type of drug is Proscar(R). Although there is a rapid regression of the enlarged gland in most patients, less than 50% of patients experience an increase in urine flow and improvement of symptoms when treated with Proscar(R) for 12 months. A minimum of six months' treatment may be necessary to determine whether an individual will respond to the drug.

         The second type of drug for the treatment of BPH involves the use of alpha-1 adrenergic antagonists, such as Hytrin(R) and Cardura(R), that act by blocking alpha adrenergic stimulation of the prostate. This blocking activity causes a relaxation of the musculature of the prostate, thereby improving urinary flow and providing other symptomatic relief of BPH. Alpha-1 adrenergic antagonists were initially developed as antihypertensive agents  in the  mid-1970's  prior to the  discovery  that  there  existed  three distinct subtypes of the alpha-1 receptor, and are not selective for any particular alpha-1 subtype. Recently, another alpha antagonist, Flomax(R), was approved for use in the treatment of BPH. Flomax(R) is claimed to be "uroselective," in that it shows some limited (three to four-fold) selectivity for the alpha-1a receptor, which is predominant in the prostate, over the alpha-1b and the alpha-1d receptor subtypes. Rapid symptomatic improvement in approximately 65% to 85% of patients treated with Hytrin(R), Cardura(R) and Flomax(R) has been observed. However, dose-dependent side effects, including hypotension (which can cause dizziness), headache, weakness, nasal congestion and peripheral edema, are associated with the use of Hytrin(R) and Cardura(R). The side effects limit the recommended dose for these drugs. The most significant side effect, hypotension, is particularly detrimental to elderly patients. Experience to date suggests that Flomax(R) may be associated with a reduced risk of cardiovascular adverse events than either Hytrin(R) or Cardura(R). However, somnolence and respiratory adverse events are also seen in Flomax(R) patients. In addition, Flomax(R) is associated with a high incidence of abnormal ejaculation.

         Through the use of its alpha adrenergic drug discovery systems and by means of in vivo studies, Synaptic discovered that different receptor subtypes are involved in the control of prostate musculature and blood pressure: the alpha-1a receptor subtype is responsible for contraction of prostate musculature and other alpha-1 receptor subtypes are involved in the regulation of blood pressure. This discovery confirmed the Company's hypothesis that many of the side effects caused by nonselective alpha-1 adrenergic antagonists that were available for the treatment of BPH stemmed from their lack of selectivity for the receptor subtype involved in relaxation of prostate musculature. The Company has been issued United States patents covering the use of alpha-1a antagonists having defined degrees of selectivity for the alpha-1a receptor subtype relative to one or both of the other alpha-1 receptor subtypes for the treatment of BPH (the "BPH use patents"). In addition, Synaptic has been issued a United States patent covering the use of genetically engineered cells expressing the human alpha-1a adrenergic receptor subtype to identify compounds that bind to the receptor subtype, as well as a United States patent covering the gene encoding the receptor subtype.

         The Company, in collaboration with Merck, used the Company's drug discovery systems to design compounds that block the activity of the alpha-1a receptor subtype, thereby producing the desired effects on the prostate, but that have minimal affinity for alpha-1b and alpha-1d receptor subtypes, thereby substantially reducing the cardiovascular effects seen with currently available nonselective alpha-1 adrenergic antagonists. A compound selected by Merck is currently in Phase II clinical trials. Other leads have also been identified and are in the early preclinical stage of testing.

         Under the terms of the Merck Agreement, Synaptic granted Merck a nonexclusive worldwide license under certain of its patent rights, including the Company's alpha adrenergic receptor patents and patent applications, to develop and commercialize alpha-1a antagonists. In addition, Synaptic granted Merck an exclusive worldwide license to use Synaptic's alpha-1a selective compounds and know-how, as well as an exclusive worldwide license under certain of the Company's patent rights, including the BPH use patents and related patent applications, for the same purpose. However, in March 1998, Merck granted back to Synaptic such rights as were necessary to enable Synaptic to grant to Glaxo pursuant to the Glaxo Agreement a limited license under the BPH use patents and an option to obtain an additional license under the BPH use patents.


         Pain

         Analgesic agents are used to relieve pain. Analgesics most commonly used for severe pain are narcotics. Although very effective, narcotic analgesic agents carry the risk of depressing respiration and causing nausea, vomiting and constipation, and their repeated use may lead to addiction. It is believed that nonnarcotic analgesics would be beneficial to many patient populations suffering from severe pain.
                                       19

         Alpha-2 agonists have been broadly used and are highly effective as veterinary analgesics. Animal data indicate that these agents do not cause respiratory depression. In addition, their action can be reversed with appropriate drugs. However, they cause both sedation and hypotension when administered within the analgesic dose range.

         Synaptic believes that its drug discovery systems for the three human alpha-2 adrenergic receptor subtypes can be used to discover alpha-2 analgesics which have significantly fewer deleterious side effects than currently available analgesics and the effects of which may be rapidly reversed. Synaptic chemists have synthesized a broad array of alpha-2 agonists which are the focus of a drug discovery program being conducted by the Company in collaboration with Grunenthal. The two companies are in the process of assessing these compounds and will select those compounds which satisfy the design criteria for further optimization and testing.


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

         One focus of the Company in its receptor and drug discovery efforts in this area has been on the NPY family of receptors. Although the natural ligand for this family, NPY, is a large molecule, the goal of this drug discovery program is, as is the case in all of the Company's other drug discovery programs, to design a small molecule drug. Large peptide-like molecules are not stable in the body and thus would have short durations of action and would not be orally available, thus requiring delivery by injection. To date, there is evidence for the existence in humans of at least five NPY receptor subtypes, named Y1, Y2, Y3, Y4 and Y5. However, the discovery and cloning of the genes for only four of these subtypes have been reported. In 1996 and 1997, the Company was awarded United States patents covering the genes that code for the Y2, Y4 and Y5 receptor subtypes and related drug discovery systems. Synaptic has filed additional patent applications relating to these discoveries in the United States and in other countries.

         A drug discovery program in which the Company's NPY technology is being utilized is being conducted by the Company's former collaborative partner Novartis pursuant to a license from the Company. This program is focused on the development of NPY receptor subtype-selective compounds for the treatment of obesity. Another NPY drug discovery program currently being conducted by the Company focused on pain is contractually reserved for and may become a joint program as part of the Company's collaboration with Grunenthal. There can be no assurance that the NPY drug discovery program focused on pain will become a joint program as part of the Grunenthal collaboration or that the Company or any collaborative partner or other licensee will be successful in designing safe and effective NPY receptor subtype-selective drugs.


         Obesity

         Animal studies have shown that NPY is the most potent stimulator of food intake identified to date. As little as one billionth of a gram of NPY injected directly into the hypothalamus, a key brain area that controls appetite, causes well-fed, satiated rats to overeat. Repeated administration of NPY causes continual overeating and obesity.

         A Y5 receptor was initially isolated by the Company's scientists from rat hypothalamus. In laboratory tests, the activity of NPY and related peptides on the Y5 receptor correlates with the ability of these peptides to stimulate feeding in animals. As part of its collaboration with the Company, Novartis then showed that several peptides that activated the Y5 receptor preferentially over other known NPY receptors increased food intake in rats. Additional studies by Synaptic and Novartis showed that small molecules that selectively block the Y5 receptor significantly reduce food intake in rats and reduce body weight after chronic administration. Based upon these studies, Synaptic believes that the Y5 receptor is a "feeding" receptor, and that compounds that are selective for this receptor subtype may lead to new approaches to the treatment of obesity. From August of 1994 to August of 1998, the Company and Novartis engaged in a joint research program focused on discovering and developing a potent and selective Y5 antagonist for the treatment of obesity. As part of its collaboration with the Company, Novartis received an exclusive worldwide license to use the Company's NPY receptor subtype drug discovery systems for the development and commercialization of Y5 antagonists, as well as any other NPY drugs, for the treatment of obesity and eating disorders. The license remains exclusive until August 2001, following which time it becomes nonexclusive. Novartis has informed the Company that, as of February 15, 1999, it was continuing its efforts to develop a Y5 antagonist for the treatment of obesity pursuant to its license from the Company and the program was in the early preclinical stage of development.


         Pain

         As part of its efforts to discover nonnarcotic drugs for the alleviation of pain, the Company is conducting a program focused on the design and development of analgesics that stimulate the Y2 receptor subtype. Direct injection of NPY into the spinal cord produces a high level of analgesia in laboratory animals. This effect is believed to be related to NPY's ability to stimulate Y2 receptors. These receptors control the release of chemical messengers, such as Substance P, which mediate the transmission of pain responses. Synaptic believes that orally active small molecule agonists which would mimic the effects of NPY at the Y2 receptor may offer a new approach to the alleviation of pain that would not result in the side effects typically associated with narcotic analgesics. Although the Company and Grunenthal have not yet initiated a joint program focused on the design and development of Y2-selective compounds for the alleviation of pain, as part of its collaboration with Grunenthal, Synaptic has agreed to reserve the Y2 receptor subtype as a potential target for such drugs exclusively for the collaboration until the expiration of the collaborative agreement. There can be no assurance, however, that the Company and Grunenthal will establish a joint drug discovery program focused on the Y2 receptor subtype.

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

         The Company has discovered and cloned genes that code for galanin receptor subtypes and has filed patent applications relating to these discoveries.  In July  1997,  the  Company  entered  into a  collaboration  with
Warner-Lambert to identify and develop galanin receptor subtype-selective compounds for a variety of
                                       21
therapeutic applications. As part of this program, the Company and Warner-Lambert have identified and are attempting to characterize galanin receptor subtype-selective compounds. There can be no assurance that the Company or Warner-Lambert will be successful in identifying additional galanin receptor subtype-selective compounds or developing any compound identified as part of the collaboration.


Other Programs

         The Company is employing a targeted genomics approach to discover novel genes that code for receptor subtypes within a number of GPCR subfamiles. The identities of these subfamiles have not yet been disclosed. The Company is also dedicating resources to its nontargeted genomics effort. While the Company believes that its gene discovery efforts will yield potentially valuable drug targets, the duration of time between its discovery of genes and the validation of such genes as potentially valuable drug targets is indeterminable since the validation process will require additional pharmacological and chemical discoveries. The Company uses a variety of criteria to establish a priority order for the study of new receptor gene discoveries and to determine the length of time and amount of resources to dedicate to each discovery. The Company is also dedicating resources to its combinatorial chemistry efforts to design small molecule libraries of compounds that interact in the desired manner with G protein-coupled receptors.


Collaborative and Licensing Arrangements

         A key element of the Company's business strategy has been to leverage resources and to attempt to generate royalty-based revenues through collaborative and licensing arrangements with pharmaceutical companies. The Company is currently collaborating with three pharmaceutical companies pursuant to: (i) the Research, Option and License Agreement dated as of January 25, 1991, as amended, with Lilly (the "Lilly Agreement"); (ii) the Collaborative Research and License Agreement dated as of July 28, 1997, with Warner- Lambert (the
"Warner-Lambert Agreement"); and (iii) the Cooperation Agreement dated as of January 12, 1998, as amended, with Grunenthal (the "Grunenthal Agreement"). Concurrently with the establishment of these collaborative arrangements, the Company granted licenses to certain of its technology and patent rights to Lilly, Warner-Lambert and Grunenthal.

         In addition to its ongoing collaborative arrangements, the Company has granted licenses to certain of its technology and patent rights to three other pharmaceutical companies pursuant to: (A) the Research Collaboration and License Agreement dated as of November 30, 1993, as amended, with Merck (the "Merck Agreement"); (B) the Research and License Agreement dated as of August 4, 1994, as amended (the "First Novartis Agreement") and the Research and License Agreement dated as of May 31, 1996 (the "Second Novartis Agreement," and together with the First Novartis Agreement, the "Novartis Agreements"); and (C) the Option and License Agreement dated as of March 2, 1998, with Glaxo (the "Glaxo Agreement"). The Merck and Novartis licenses were granted concurrently with the establishment by Synaptic of collaborative arrangements with such companies. While both the Merck collaboration and the Novartis collaboration ended in February 1999 and August 1998, respectively, the associated licenses continue for the respective periods provided in the Merck and Novartis Agreements.

         Following is a summary of each of the Company's existing collaborative and licensing arrangements.

         Lilly Agreement

         In January 1991, the Company and Lilly entered into the Lilly Agreement to promote the discovery and development of serotonin receptor subtype-selective drugs for the treatment of serotonin-related disorders. The collaboration was extended in January 1995 for an additional four-year period and then again for an additional period expiring July 31, 1999.

         Under the terms of the Lilly Agreement, Lilly provides the Company with funding to support a specified number of the Company's scientists who conduct research as part of the collaboration. Upon the expiration of the term of the collaboration in July 1999, Lilly will cease to provide research funding to Synaptic and Synaptic will cease to provide research support to Lilly. All development, manufacturing, marketing and sales of drugs resulting from the collaboration will be conducted by Lilly.

         The Company is entitled to receive from Lilly payments upon the achievement of certain drug development milestones and royalties on sales of all drugs developed through the use of the Company's technology. Such royalties will be payable in respect of sales in any country over the period commencing with the date of the first commercial sale of a drug and ending with the expiration of related patent rights in that country. Lilly's milestone and royalty payment obligations under the Lilly Agreement will continue, notwithstanding the expiration of the term of the collaboration.

         Under the terms of the Lilly Agreement, Lilly received an exclusive worldwide license to use all but two of the Company's existing serotonin drug discovery systems for the development and commercialization of drugs that affect serotonergic transmission. The Company retains the unlimited right to use two of its existing serotonin drug discovery systems and a limited right to use all of its other serotonin drug discovery systems in furtherance of its collaboration with Lilly and for cross-reactivity screening of compounds in nonserotonin drug discovery programs. Lilly was also granted certain exclusive rights under several of the Company's patents and patent applications.


         Warner-Lambert Agreement

         In July 1997, the Company and Warner-Lambert entered into the Warner-Lambert Agreement pursuant to which they agreed to collaborate in the identification and development of galanin drugs for a variety of therapeutic applications. Under the terms of the Warner-Lambert Agreement, Warner-Lambert received an exclusive worldwide license to use the Company's galanin receptor subtype drug discovery systems for the development and commercialization of galanin receptor subtype-selective drugs for all therapeutic applications.

         The collaboration involves two stages. During the first stage, which commenced in October 1997 and will last up to 18 months, each partner will fund its own research and use Synaptic's galanin receptor subtype drug discovery systems to attempt to identify and characterize drug candidates. The second stage of the collaboration, which will last for three years, will commence at such time as the partners identify galanin compounds that are active in animal models. During this stage, Warner-Lambert and Synaptic will attempt to develop drug candidates identified during the first stage, as well as attempt to identify additional drug candidates. Upon the commencement of the second stage, Synaptic is entitled to receive research funding from Warner-Lambert, as well as to require Warner-Lambert to purchase equity in Synaptic. In addition, Synaptic is entitled to receive drug development milestones and royalties on sales of all drugs identified through the collaboration. There can be no assurance, however, that any suitable galanin compound will be identified which would trigger commencement of the second stage of the collaboration or that, even assuming the commencement of such stage, a product will result from this collaboration.

         Grunenthal Agreement

         In January 1998, the Company and Grunenthal entered into the Grunenthal Agreement pursuant to which they agreed to collaborate in the identification and development of drugs for the alleviation of pain. As part of the collaboration, the companies jointly select receptors that may play a role in the alleviation of pain and attempt to identify compounds that are active at the selected receptors for further study in Grunenthal's animal model systems. The selected receptors may be receptors known to be implicated in the transmission or inhibition of pain or receptors whose function has not yet been elucidated but which are cloned from tissues known to be so implicated. The companies are responsible for their own expenses incurred during the research stage of any project undertaken as part of the collaboration but will each be responsible for 50% of all development costs incurred as part of the project with respect to any resulting drug candidates up to the commencement of Phase III clinical trials. Synaptic will retain manufacturing and marketing rights in the United States, Canada and Mexico with respect to any drug candidates resulting from the collaboration, while Grunenthal will retain manufacturing and marketing rights in Europe, Central America (other than Mexico) and South America with respect to any such candidates. The two companies will share these rights in all other countries. With respect to each country in its own territories and in the shared territories in which it desires to market a drug candidate, each of Synaptic and Grunenthal will be responsible for conducting Phase III clinical trials, if required, for obtaining any necessary regulatory approval, and for all associated costs.

         Under the terms of the Grunenthal Agreement, Synaptic agreed to make available to Grunenthal for evaluation all receptors cloned by Synaptic that may be implicated in pain (to the extent not already licensed exclusively to a third party) and not to pursue such receptors, independently or with any third party, as targets of potential drugs for the alleviation of pain during the evaluation period applicable to the receptors or during the period over which activities involving any such receptor are being jointly conducted with Grunenthal.


         Merck Agreement

         In November 1993, the Company and Merck entered into the Merck Agreement pursuant to which they agreed to collaborate in the identification and development of alpha-1a antagonists, principally for the treatment of BPH. The initial term of the collaboration was three years. In October 1996, the term of the collaboration was extended through November 1997 and in November 1997, the term of the collaboration was again extended for an additional year through November 1998. In November 1998, the term of the collaboration was extended for an additional three-month period which expired at the end of February 1999.

         Under the terms of the Merck Agreement, Synaptic granted Merck a nonexclusive worldwide license under certain of its patent rights, including the Company's alpha adrenergic receptor patents and patent applications, to develop and commercialize alpha-1a antagonists. In addition, Synaptic granted Merck an exclusive worldwide license to use the Company's alpha-1a selective compounds and know-how, as well as an exclusive worldwide license under certain of the Company's patent rights, including its BPH use patents and related patent applications, for the same purpose. However, in March 1998, Merck granted back to Synaptic such rights as were necessary to enable Synaptic to grant to Glaxo pursuant to the Glaxo Agreement a limited license under the BPH use patents and an option to obtain an additional license under the BPH use patents. The Company retained the right to use its alpha adrenergic technology for the development of alpha adrenergic and other agents that are not alpha-1a antagonists.

         In consideration for the licenses granted to Merck, Merck has provided the Company with research funding and license fees. In addition, Merck has agreed to pay the Company additional amounts upon the occurrence of certain events and royalties on product sales.

         Novartis Agreements

         In  August  1994,  the  Company  and  Novartis  entered  into the First
Novartis Agreement pursuant to which they agreed to collaborate in the identification and development of NPY drugs for the treatment of obesity and eating disorders, as well as cardiovascular disorders. In May 1996, the Company and Novartis entered into the Second Novartis Agreement and an amendment to the First Novartis Agreement pursuant to which the term of the collaboration was extended by one year and the scope of the collaboration was expanded to provide for research on additional targets for the design of drugs for the treatment of obesity and eating disorders. The term of the collaboration under the two Novartis Agreements expired in August 1998.

         During the term of the collaboration, Novartis provided the Company with funding to support a specified number of the Company's scientists dedicated to work on the collaboration. As a result of the expiration of the term of the collaboration in August 1998, Novartis no longer provides research funding to Synaptic and Synaptic no longer provides research support to Novartis.

         Under the terms of the Novartis Agreements, Novartis is required to make payments to the Company upon the achievement by Novartis of certain drug development milestones and, subject to certain limitations, to pay the Company royalties on the sale of drugs developed through the use of the Company's technology. These payment obligations continue, notwithstanding the expiration of the term of the collaboration.

         As of  December  31,  1998,  Novartis  Produkte  AG,  an  affiliate  of
Novartis, held 695,715 shares of Common Stock representing 6.5% of the outstanding shares of Common Stock of the Company at that date.

         Under the terms of the Novartis Agreements, Synaptic granted Novartis an exclusive worldwide license to use the Company's NPY receptor subtype drug discovery systems for the development and commercialization of NPY receptor subtype-selective drugs for the treatment of obesity and eating disorders, as well as cardiovascular disorders. Synaptic also granted Novartis an exclusive worldwide license to use any proprietary technology of the Company that relates to the subject matter of the Second Novartis Agreement to design drugs for the treatment of obesity and eating disorders. In addition, the Company granted Novartis certain rights under several of the Company's patents and patent applications. These licenses are exclusive until August 2001, following which time they become nonexclusive.

         Under the Novartis Agreements, the Company retained the right to use its NPY receptor subtype drug discovery systems and other technology for all other therapeutic applications, although Novartis has a right of first negotiation with respect to new uses for NPY receptors discovered by Synaptic during the course of the collaboration. Novartis has declined its right of first negotiation with respect to the use of the Company's NPY receptor subtype drug discovery systems and other technology for the discovery and development of Y2 receptor subtype-selective drugs for the treatment of central nervous system disorders and, as a result, the Company has the right to use the technology, independently or with third parties, for such purpose.


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

         Other Agreements

         The Company's practice is to meet with pharmaceutical and biotechnology companies on an on-going basis to discuss the possibility of collaborating with them on projects of mutual interest and/or out-licensing its technology to them on a noncollaborative basis. At present, the Company is in the early stages of discussing with other companies the possibility of a number of such arrangements. There can be no assurance that the Company will be successful in consummating any such arrangement.


Patents, Proprietary Technology and Trade Secrets

         The Company's success depends, in part, on its ability to establish, protect and enforce its proprietary rights relating to its technology. The Company's policy is to seek, when appropriate, protection for its gene discoveries, compound discoveries and other proprietary technology by filing patent applications in the United States and other countries. The Company has filed numerous patent applications both in the United States and in other countries covering its inventions. As of February 15, 1999, the Company had been issued United States patents relating to the genes that code for the human serotonin 1B, serotonin 1D, serotonin 1E, serotonin 1F, serotonin 2A, serotonin 4, alpha-1a adrenergic, alpha-1b adrenergic, alpha-1d adrenergic, alpha-2b adrenergic, NPY2, NPY4 and NPY5 receptor subtypes and related drug discovery systems. These patents expire at various times from 2008 to 2016. In addition, at such date, several United States patent applications relating to the Company's receptor gene discoveries were pending, several corresponding patents had been issued in other countries and additional corresponding patent applications had been filed in other countries.

         In April 1995, the Company was issued its first functional use patent in the United States. This patent covers the use of selective alpha-1a antagonists for the treatment of BPH. In addition, in November 1996 and July 1998, the United States Patent and Trademark Office issued the Company additional patents relating to the same subject matter. These patents expire in 2012. Additional related patent applications are on file in the United States. In addition, corresponding patents have been issued in other countries and additional corresponding patent applications have been filed in other countries.

         The Company has also filed patent applications in the United States and in other countries covering its neurotransmitter transporter discoveries. Whereas receptors are protein molecules which bind to and are activated by certain ligands, transporters are protein molecules which serve to terminate the action of certain ligands by carrying them back into the cells from which they are released. As of February 15, 1999, the Company had been issued United States patents covering four of these transporter discoveries. The Company is no longer actively working on its transporter program. However, the transporter technology, insofar as it may be used to design drugs for the alleviation of pain, has been reserved exclusively for evaluation by Grunenthal as the potential focus of a joint program between the Company and Grunenthal pursuant to the Grunenthal Agreement. In addition, the Company is seeking to license its transporter technology for other uses to one or more other companies.
                                       26

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

         There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded thereunder. Accordingly, no firm predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to the Company or in patents that may be issued to the Company in the future, and there can be no assurance that claims in the Company's patents, either as initially allowed by the United States Patent and Trademark Office or any of its non-United States counterparts or as subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect the Company's proprietary rights.

         Also, there can be no assurance that the Company's patents or patent applications will not be challenged by way of interference proceedings or opposed by third parties or that the Company will not be required to participate in interference proceedings or oppose the patents or patent applications of third parties in order to protect its rights. Interference and opposition proceedings can be expensive to prosecute and defend. In 1998, one of the Company's patent applications on file outside the United States was the subject of an opposition filed by a pharmaceutical company. During the year, a determination favorable to the Company was made in which most of the claims in the Company's patent application were found to be patentable. As of February 15, 1999, the Company was seeking to file an amendment to the patent application pursuant to which certain of the claims that were found not to be patentable would be modified. In addition, as of February 15, 1999, one of the Company's patent applications on file in the United States was the subject of an interference proceeding involving an issued patent of a third party, and the Company was seeking to provoke an interference by the United States Patent and Trademark Office between another of its patent applications and a patent application of a third party. There can be no assurance that the amendment to the patent application that is the subject of the opposition proceeding will be accepted, or that the outcome of the interference proceeding or the anticipated interference proceeding will be favorable to the Company. In the event that the amendment is not accepted, the patent that will be issued to the Company in the country in which the proceeding is taking place will not include the unpatentable or modified claims and the Company will not be able to prevent third parties from practicing the subject matter of such claims in that country. Further, whether or not the amendment is accepted, the opponent may seek to file similar oppositions in other countries. In the event that the outcome of the interference proceedings were unfavorable to the Company, the Company might not be able to practice the subject matter of the relevant patent applications in the United States. Accordingly, an unfavorable outcome in any such proceeding would have an adverse effect on the Company. Even if the ultimate outcome of the pending opposition and interference proceedings is favorable to the Company, the Company's participation in them could result in substantial cost to the Company.

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

         The field of gene discovery has become intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have significantly expanded their gene discovery efforts in recent years. Many of these groups are employing recent technological advances in gene sequencing technology to rapidly identify partial sequences of expressed genes ("expressed sequence tags" or "ESTs") and complete sequences of genes whose functions have not been characterized. Some of these groups, including Washington University (with funding provided by Merck), are currently identifying ESTs through partial sequencing and depositing these sequences into public databases, while others are filing patent applications covering their discoveries. The public availability of EST and other sequence information prior to the time the Company applies for patent protection on corresponding gene discoveries could adversely affect the Company's ability to obtain patent protection with respect to such discoveries. While the Company routinely conducts searches of publicly available databases to determine whether other parties have previously cloned ESTs or full-length genes discovered by the Company, it is not always possible to determine whether the third party or the Company was the first inventor. Patent applications covering ESTs and full-length genes filed by third parties may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. There can be no assurance that, in the event of any conflict, the Company will be in a priority position with respect to inventorship on any of these applications. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that the Company will not be able to obtain patents covering certain of its discoveries, that the Company's existing or future patents and patent applications may become the subject of interference or opposition proceedings, that the Company may not be able to use such discoveries and/or that the potential products and processes of the Company or its licensees may give rise to claims of patent infringement.

         The commercial success of the Company depends in part on the Company's ability to operate without infringing patents and proprietary rights of third parties. The Company is aware of a large number of patents and patent applications of third parties that contain claims to genes that code for G protein-coupled receptors, ESTs of novel GPCRs and/or compounds that interact with GPCRs. Patents issued to others may preclude the Company from using or licensing its technology or may preclude the Company or its collaborative partners and other licensees from commercializing drugs developed with the use of the Company's technology. The Company has acquired a license to use certain technologies covered by a patent owned by Columbia University. The Columbia University license is a worldwide nonexclusive license to manufacture, use, sell and sublicense drugs derived from the use of certain recombinant DNA technology. In consideration for such license, the Company has agreed to pay royalties on sales of drugs developed through the use of such license. The term of the license extends until the expiration of the last to expire of the patent rights covered by the license. The Company may be required to obtain additional licenses to patents or other proprietary rights of other parties in order to pursue its own technologies. No assurance can be given that any such additional licenses would be made available on terms acceptable to the Company, if at all. The failure to obtain such licenses could result in delays in the Company's or its collaborative partners' or licensees' activities, including the development, manufacture or sale of drugs requiring such licenses, or preclude such development, manufacture or sale.

         In some cases, litigation or other proceedings may be necessary to assert infringement claims against others, to defend against claims of infringement, to enforce patents issued to the Company, to protect trade secrets, know-how or other intellectual property rights owned by the Company, or to determine the scope and
                                       28
validity of the proprietary rights of third parties. Such litigation could result in substantial costs to and diversion of resources by the Company and could have a material adverse effect on the Company. There can be no assurance that any of the Company's patents would ultimately be held valid or that efforts to defend any of its patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in any such litigation or proceeding could subject the Company to significant liabilities, require the Company to cease using the subject technology or require the Company to license the subject technology from the third party, all of which could have a material adverse effect on the Company's business.

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


Competition

         The Company operates in a field in which new developments occur and are expected to continue to occur at a rapid pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions, including government-financed entities, and others is intense and is expected to increase. Although the Company believes that the elements of its human receptor-targeted drug design technology and the manner in which the Company has integrated these elements are proprietary to the Company, one or more of such elements are currently employed by many other pharmaceutical and biotechnology companies in their drug discovery efforts. Moreover, there are other companies with drug discovery programs at least some of the objectives of which are the same as or similar to those of the Company.

         The Company is aware of many pharmaceutical and biotechnology companies that are engaged in efforts to develop compounds that interact with G protein-coupled receptor subtypes, including receptor subtypes with which the Company is working. In addition, there are a number of companies and academic and other research institutions engaged in gene sequencing, gene discovery, gene expression analysis and other genomic service businesses. There is a finite number of genes in the human genome, and many competitors are seeking to identify, sequence and determine the biological function of a large number of genes in the shortest time possible in order to obtain a proprietary position with respect to the largest number of novel genes discovered. In addition, the Company is aware that other companies and research institutions have developed genomic databases and are marketing, or have announced their intention to market, their data to competitors. The Company expects that additional competitors will attempt to establish gene sequence, gene expression or other genomic databases in the future.

         In addition, competitors may discover and establish patent positions with respect to the same gene sequences discovered by the Company. Further, certain entities engaged in gene sequencing have made and are continuing to make the results of their sequencing efforts publicly available. These patent positions or the public availability of gene sequences comprising substantial portions of the human genome could decrease the potential value of the Company's discoveries and adversely affect the Company's ability to realize royalties or other revenue from commercialization of this genetic information and products based upon this genetic information.

         Many of the Company's competitors are large biotechnology companies and multinational pharmaceutical companies who may employ in such activities greater financial and other resources, including larger research and development staffs and more extensive marketing and manufacturing organizations, than the Company or its present and future collaborative partners or licensees. The genomics industry is characterized by extensive research efforts and rapid technological progress. To remain competitive in its genomics efforts, the Company will be required to continue to expand its databases and to enhance the functionality of its bioinformatics and database software. New developments are expected to continue and discoveries by others may render the Company's services and potential products noncompetitive.

         The Company also expects to encounter significant competition with respect to the drugs that it and its collaborative partners and other licensees plan to develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their drugs before their competitors may achieve a significant competitive advantage. In order to compete successfully, the Company's goal is to obtain patent protection for certain of its gene discoveries and drug discovery systems and to make these systems available to pharmaceutical companies through collaborative and licensing arrangements for use in discovering drugs for major markets which have historically been difficult to address using the traditional approach to drug discovery. There can be no assurance, however, that the Company will obtain patents covering its technology that protect it against competitors. Moreover, there can be no assurance that the Company's competitors will not succeed in developing technologies that circumvent the Company's technology or that such competitors will not succeed in developing technologies and drugs that are more effective than those developed by the Company and its collaborative partners and other licensees or that would render technology or drugs of the Company and its collaborators and other licensees less competitive or obsolete. In addition, there can be no assurance that competitors of the Company will not obtain regulatory approvals of their drugs more rapidly than the Company and its collaborative partners and other licensees, thereby rendering the Company's and its collaborative partners' and other licensees' drugs noncompetitive or obsolete. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its collaborative partners' and other licensees' ability to use the Company's technology or commercialize its or their drugs.


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

         Clinical trials, which involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, are typically conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board (the "IRB") at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to the FDA's Good Manufacturing Practices ("GMP").

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

         Phase II clinical trials involve a small sample of the actual intended patient population and may seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range and/or to gather additional information relating to safety and potential adverse effects.

         Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all package labeling. The results of the research and product development, manufacturing, preclinical testing, clinical trials and related information are submitted to the FDA in the form of an NDA for approval of the marketing and shipment of the drug.

         Timetables for the various phases of clinical trials and NDA approval cannot be predicted with any certainty. The Company, its collaborative partners or other licensees or the FDA may suspend clinical trials at any time if it is believed that individuals participating in such trials are being exposed to unacceptable health risks. Even assuming that clinical trials are completed and that an NDA is submitted to the FDA, there can be no assurance that the NDA will be reviewed by the FDA in a timely manner or that once reviewed, the NDA will be approved. The approval process is affected by a number of factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information with respect to the investigational drug. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could also delay, limit or prevent Regulatory Agency approval. Even if initial FDA approval is obtained, further studies, including post-market studies, may be required in order to provide additional data on safety and will be required in order to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. The FDA will also require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, an NDA supplement may be required to be submitted to the FDA. Finally, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of drug development and/or
                                       31
the period of review of any application for Regulatory Agency approval for a compound. Moreover, because most of the Company's collaborative partners and other licensees are generally responsible for preclinical testing, clinical trials, regulatory approvals, manufacturing and commercialization of drugs, the ability to obtain and the timing of regulatory approvals are not within the control of the Company. There can be no assurance that the regulatory framework described above will not change or that additional regulations will not arise that may affect approval of a potential drug.

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

         Delays in obtaining Regulatory Agency approvals could adversely affect the marketing of any drugs developed by the Company or its collaborative partners or other licensees, impose costly procedures upon the Company's or its collaborative partners' or other licensees' activities, diminish any competitive advantages that the Company or its collaborative partners or other licensees may attain and adversely affect the Company's ability to receive revenues or royalties. There can be no assurance that, even after such time and expenditures, Regulatory Agency approvals will be obtained for any compounds developed by, in collaboration with or pursuant to licenses from the Company. Moreover, even if Regulatory Agency approval for a compound is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Further, approved drugs and their manufacturers are subject to continual review, and discovery of previously unknown problems with a drug or its manufacturer may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. Regulatory Agency approval of prices is required in many countries and may be required for the marketing of any drug developed by the Company or its collaborative partners or other licensees.

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

Employees

         As of February 15, 1999, the Company had 127 full-time employees, 40 of whom hold Ph.D. or M.D. degrees. Of the Company's full-time employees, 109 were engaged directly in scientific research and 18 were engaged in general and administrative functions. The Company's scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, molecular pharmacology, medicinal, structural, combinatorial and computer-assisted chemistry and information systems.

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


Item 2.  Properties

         The Company leases laboratory and office space in a facility at 215 College Road in Paramus, New Jersey. The Company recently entered into an amendment to its lease which increased its leased space to up to 84,000 square feet. The term of the lease extends through the year 2015. The Company is currently converting a portion of its space into additional research laboratories and may renovate other portions of its space in 1999 for additional laboratories and offices. The Company believes that the space it currently leases is adequate to accommodate the anticipated administrative and research needs of the Company for the foreseeable future.


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


Item 4.  Submission of Matters to a Vote of Securityholders

         None.

                                     Part II


Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of the Company trades on the National Market tier of The Nasdaq Stock Market under the symbol SNAP. As of February 15, 1999, there were approximately 2,324 beneficial shareholders of record of the Company's Common Stock. No dividends have been paid on the Common Stock to date, and the Company does not currently intend to declare or pay dividends for the foreseeable future.

         The following tables set forth the high and low last trade prices for the Common Stock as reported by The Nasdaq Stock Market for the periods indicated below.


                                1998 Fiscal Year

                                       High              Low
                                       ----              ----
         1st Quarter 1998              14                10 7/16

         2nd Quarter 1998              15 1/8            11 1/8

         3rd Quarter 1998              15 1/8            9 3/4

         4th Quarter 1998              16 1/8            12 5/8


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

(In thousands, except per share information)


                           1998       1997       1996       1995        1994
--------------------------------------------------------------------------------
Total revenues          $  9,352   $ 10,307   $  9,481    $  7,977   $  5,043
Total expenses          $ 19,576   $ 17,853   $ 14,319    $ 12,078   $ 11,221
Other income, net       $  3,731   $  2,200   $  2,205    $    734   $    651
Net loss                $ (6,493)  $ (5,346)  $ (2,633)   $ (3,367)  $ (5,527)
Basic and diluted net
 loss per share         $  (0.61)  $  (0.66)  $  (0.35)   $  (4.76)        --
Total assets            $ 64,696   $ 69,402   $ 40,355    $ 40,913   $ 20,024
Long term debt                --         --         --    $    107   $    259
Convertible redeemable
 preferred stock              --         --         --          --   $ 36,199
Accumulated deficit     $(35,809)  $(29,316)  $(23,970)   $(21,337)  $(17,970)
Stockholders'
 equity (deficiency)    $ 62,676   $ 67,704   $ 39,040    $ 38,668   $(17,592)
--------------------------------------------------------------------------------



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." The Company is utilizing this technology to discover and clone the genes that code for human receptor subtypes that may be associated with specific disorders. The Company and its collaborative partners and other licensees are in turn utilizing the cloned receptor genes to design compounds that can potentially be developed as drugs for treating these disorders.

         The Company is currently collaborating with three pharmaceutical companies, Eli Lilly and Company ("Lilly"), Warner-Lambert Company ("Warner-Lambert") and Grunenthal GmbH ("Grunenthal"), pursuant to: (i) the Research, Option and License Agreement dated as of January 25, 1991, as amended, with Lilly (the "Lilly Agreement"); (ii) the Collaborative Research and License Agreement dated as of July 28, 1997, with Warner-Lambert (the "Warner-Lambert Agreement"); and (iii) the Cooperation Agreement dated as of January 12, 1998, as amended, with Grunenthal (the "Grunenthal Agreement"). Concurrently with the establishment of these collaborative arrangements, the Company granted licenses to certain of its technology and patent rights to Lilly, Warner-Lambert and Grunenthal.

         In addition to its ongoing collaborative arrangements, the Company has granted licenses to certain of its technology and patent rights to three other pharmaceutical companies, Merck and Company ("Merck"),

Novartis Pharma AG ("Novartis") and Glaxo Group Limited ("Glaxo"),  pursuant to:
(A) the Research Collaboration and License Agreement dated as of November 30, 1993, as amended, with Merck (the "Merck Agreement"); (B) the Research and License Agreement dated as of August 4, 1994, as amended (the "First Novartis Agreement") and the Research and License Agreement dated as of May 31, 1996 (the "Second Novartis Agreement," and together with the First Novartis Agreement, the "Novartis Agreements"); and (C) the Option and License Agreement dated as of March 2, 1998, with Glaxo (the "Glaxo Agreement"). The Merck and Novartis licenses were granted concurrently with the establishment by Synaptic of collaborative arrangements with such companies. While both the Merck collaboration and the Novartis collaboration ended in February 1999 and August 1998, respectively, the associated licenses continue for the respective periods provided in the Merck and Novartis Agreements. For convenience of reference, all of the agreements referred to in this paragraph and the preceding paragraph are collectively referred to in this Item 7 as the "License Agreements."

         The Company had been receiving research funding to support a specified number of the Company's scientists under its collaborations with Merck and Novartis. On February 28, 1999 and August 4, 1998, respectively, the research funding ended in accordance with the Merck and Novartis Agreements. Since inception, the Company has financed its operations primarily through the sale of its stock, through contract and license revenue under certain of its agreements, and through interest income and capital gains resulting from its investments. The Company also has received revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

         Under the License Agreements, the Company may receive one or more of the following types of revenue: contract revenue, license revenue, royalty revenue or revenue from the sales of drugs. Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the collaboration to which it relates and is based upon predetermined funding requirements. Research and development milestone payment revenue is recognized when the related research or development milestone is achieved. License revenue represents non-refundable payments for a license to one or more of the Company's patents and/or a license to the Company's technology. Non-refundable payments for licenses are recognized at such time as they are received or, if earlier, become guaranteed. Under each of the License Agreements (other than the Grunenthal Agreement), the Company is entitled to receive royalty payments based upon the sales of drugs that may be developed using the Company's technology or that may be covered by the Company's patents. Under the Grunenthal Agreement, the Company has development and marketing rights in certain territories with respect to drugs, if any, that are jointly identified as part of the collaboration with Grunenthal. Accordingly, the Company may receive revenue from sales in its territories (as defined) of such drugs if it markets them independently or the Company may receive royalty payments if it licenses its marketing rights to a third party. To date, the Company has not received either royalty revenue or revenue from the sales of drugs and the Company does not expect to receive such revenues for a number of years, if at all.

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $35,809,000 at December 31, 1998. The Company expects to continue to incur operating losses for a number of years and may not become profitable, if at all, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.

Results of Operations

         Comparison of Fiscal Years Ended December 31, 1998, 1997 and 1996

         Revenues. The Company recognized revenue of $9,352,000, $10,307,000 and $9,481,000 for the fiscal years of 1998, 1997 and 1996, respectively. The decrease of $955,000 from 1998 to 1997 was attributable primarily to the following: a net decrease in contract revenue of $2,583,000 resulting primarily from the contractual termination of the Novartis Agreements on August 3, 1998 as well as the reduction in full-time equivalent scientists being funded under another of the License Agreements and a decrease in grant revenue of $372,000 which were offset by an increase of $2,000,000 of license revenue under the Glaxo Agreement.

         The increase of $826,000 from 1996 to 1997 was attributable primarily to: an increase in contract revenue of $2,842,000 resulting from the expansion of the Company's collaborative arrangement with Lilly and increases in rates charged per full-time equivalent scientist under those of the License Agreements under which the Company received research funding partially offset by a decrease of $2,000,000 of non-recurring license revenue under the terms of one of the License Agreements during the third quarter of 1996.

         Research and Development Expenses. The Company incurred research and development expenses of $15,274,000, $13,781,000 and $11,337,000 for the fiscal years of 1998, 1997 and 1996, respectively. The increase of $1,493,000, or 11%, from 1997 to 1998 was attributable primarily to: an increase of $673,000 in compensation and fringe benefit expenses; an increase of $377,000 in facility related costs; and an increase of $231,000 in research supply costs.

         The increase of $2,444,000, or 22%, from 1996 to 1997 was attributable primarily to: an increase of $1,274,000 in compensation and fringe benefit expenses; an increase of $726,000 in research supply costs; and an increase of $397,000 in facility related costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $4,302,000, $4,072,000 and $2,982,000 for the fiscal years of 1998, 1997 and 1996, respectively. The increase of $230,000, or 6%, from 1997 to 1998 was attributable primarily to: an increase of $215,000 in compensation and fringe benefit expenses.

         The increase of $1,090,000, or 37%, from 1996 to 1997 was attributable primarily to an increase in patent and patent related expenses resulting from increased patent related activities and the expensing of all patent and patent application costs as incurred, effective October 1, 1996.

         Other Income, Net. The Company recorded other income of $3,731,000, $2,200,000 and $2,205,000 for the fiscal years of 1998, 1997 and 1996, respectively. The increase of $1,531,000 from 1997 to 1998 in other income was primarily due to higher interest income as a result of higher average cash, cash equivalent and marketable securities balances during 1998 which resulted from the receipt of net proceeds from a public offering of its common stock completed in November 1997.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $6,493,000 ($0.61 per share), $5,346,000 ($0.66 per share) and $2,633,000 ($0.35 per share) for the fiscal years of 1998, 1997 and 1996, respectively. The decrease in net loss per share of $0.05 from 1997 to 1998 resulted primarily from higher average outstanding shares during 1998 partially offset by the recognition of higher total expenses. The increase in average outstanding shares primarily relates to the sale of 2,875,000 shares of common stock in a public offering in the fourth quarter of 1997 as well as the sale of 137,648 shares of common stock pursuant to the exercise of stock warrants in January 1998.

         The increase in net loss and net loss per share $0.31 from 1996 to 1997 was primarily attributable to the recognition during 1996 of higher total expenses.

         Operating Trends. Revenues may vary from period to period depending on numerous factors including the timing of revenue earned under the License Agreements and revenue that may be earned under future collaborative and/or licensing agreements. During 1998, the Company recognized an aggregate of $7,182,000 in research funding revenue from Lilly, Merck and Novartis and $2,000,000 in license revenue from Glaxo. Based on current commitments by the Company's collaborative partners, the Company expects research funding revenue to amount to $1,759,000 in 1999. Furthermore, under the terms of one or more of the License Agreements, additional revenues may be recognized if: certain milestones are achieved; an option to obtain additional licenses to the Company's patents is exercised; a collaboration advances to a new stage, triggering a research funding obligation on the part of one of the Company's collaborative partners under an existing agreement; or if collaborations are renewed. Management continues to assess the opportunity for obtaining additional funding under new collaborative and/or licensing agreements as well as obtaining financing through equity transactions in order to best determine its future expenditure levels. The Company continues to seek additional funding by leveraging its resources, however, there can be no assurance that such funding will be available on acceptable terms or at all.

         It is also expected that operating expenses will increase in order to support on-going collaborations and internal research efforts. Operating expenses are expected to continue to grow, at a minimum, consistent with historical trends. Patent related expenditures are expected to grow at a rate that is faster than the historical operating expense growth rate.

         Other income, net is expected to decline in 1999 and 2000 as existing funds are utilized to support the Company's operations.

         Property and equipment costs are expected to continue to increase as the Company's currently underutilized space is converted into laboratory space.

         At December 31, 1998, the Company held marketable securities with an estimated fair value of $39,788,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sale securities. The following table provides information about marketable securities held by the Company at December 31, 1998:


                                                                     Estimated
       Principal Amount and Weighted Average Stated Rate                Fair
                   by Expected Maturity                                Value
------------------------------------------------------------         ---------
(000's)      1999    2000    2001     2002     2003    Total          (000's)
------------------------------------------------------------         ---------
Principal   $7,142  $3,987  $13,790  $5,500   $8,500  $38,919         $39,788

Weighted
 Average
 Stated
 Rates       5.89%   6.80%   8.16%    6.24%    5.87%    6.83%             --
-------------------------------------------------------------        ---------

         The stated rates of interest expressed in the above table may not approximate the actual yield of the securities which the Company currently holds since the Company has purchased some of its marketable securities at other than face value. Additionally, some of the securities represented in the above table may be called or redeemed, at the option of the issuer, prior to their expected due dates. If such early redemptions occur, the Company may reinvest the proceeds realized on such calls or redemptions in marketable securities with stated rates of interest or yields that are lower than those of current holdings affecting both future cash interest streams and future earnings.

         In addition to investments in marketable securities, the Company places some of its cash in money market funds in order to keep cash available to fund operations and to hold cash pending investments in marketable securities.
Fluctuations in short term interest rates will affect the yield on monies invested in such money market funds. Such fluctuations can have an impact on future cash interest streams and future earnings of the Company, but such impacts are not expected to be material.

         Management believes that it has remedied all of its significant information technology and non- information technology systems that may be affected by the year 2000 issue. Management has made inquiries of its significant vendors as to their readiness for the year 2000 issue. The Company's significant vendors have represented to the Company that there is a high probability that the year 2000 issue will not cause a significant disruption to the delivery of goods and services after 1999, however, the Company gives no assurance as to whether or not this will be the case. To date the Company has spent less than $50,000 to remedy systems that may have been affected by the year 2000 issue and does not expect future expenses, if any, to be material. If it turns out that some of the Company's systems or its vendors' systems are not year 2000 compliant, management believes the most likely worst case scenario would be temporary reduction in the current level of productivity. The Company's contingency plan includes, but may not be limited to, manual workarounds and a temporary increase in the current staffing level.

         The Company does not believe that inflation has had a material impact on its results of operations.


Liquidity and Capital Resources

         At December 31, 1998 and 1997, cash, cash equivalents and marketable securities aggregated $56,378,000 and $62,100,000, respectively. The decrease in cash, cash equivalents and marketable securities resulted from the use of cash to fund operating activities and purchase property and equipment, both of which were offset by cash provided by the issuance of common stock.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. During 1998, aggregate research funding from Lilly, Merck and Novartis amounted to $7,182,000. Research funding under the Merck and Novartis Agreements ended concurrently with the termination of the related collaborations. Warner-Lambert does not currently provide research funding to the Company and the Company does not expect that such funding will be provided, if at all, until mid-1999. In addition, it is anticipated that if the current biotechnology financing environment remains unfavorable, raising additional capital may be difficult.

         At December 31, 1998, the Company had invested an aggregate of $10,618,000 in property and equipment.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $1,107,000. A standby letter of credit for $580,000 has been issued to the Company's landlord as a security deposit and is secured by investment securities of the Company which are, to the extent of $600,000, recorded in the balance sheet as "Restricted Cash." This standby letter of credit must be renewed annually during the life of the lease.

         At December 31, 1998, the Company had $56,378,000 in cash, cash equivalents and marketable securities. The Company intends to utilize these funds primarily to conduct its current and future research programs, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. The Company expects to continue to incur operating losses for a number of years. The Company believes that its cash on hand, together with the funds that it expects to receive under certain of the License Agreements and interest income, will be sufficient to fund its operations, as well as the Company's share of certain development costs under the Grunenthal Agreement, through the year 2001.

         As of December 31, 1998, the Company had net operating loss carryforwards of approximately $30,000,000 for Federal income tax purposes that will expire principally in the years 2002 through 2018. In addition, the Company had research and development credit carryforwards of $1,610,000 which will expire principally in 2002 through 2018. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in the Company's ownership in 1993 and 1997, the utilization of $25,000,000 of net operating loss carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited.


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


Early Stage of Product Development; Technological Uncertainty

         Since its inception in January 1987, the Company has focused its activities on the discovery and cloning of receptor genes and the use of such genes as tools in the design of precisely targeted compounds for a broad range of therapeutic applications. To date, neither the Company nor any of its collaborative partners or other licensees has completed the development of drugs designed with the use of the Company's technology and the Company does not expect that any drugs resulting from its or its collaborative partners' or other licensees' research and development efforts will be commercially available for a number of years, if at all. All compounds discovered by the Company and its collaborative partners and other licensees will require extensive preclinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive preclinical and clinical testing required to establish safety and efficacy will take several years, and the time required to commercialize new drugs cannot be predicted with accuracy. Moreover, potential products that appear to be promising at early stages of development may never reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects, that they fail to receive necessary regulatory approvals, that they are difficult or uneconomical to manufacture on a large scale, that they fail to achieve market acceptance or that they are precluded from commercialization by proprietary rights of third parties. There can be no assurance that the Company's approach to drug discovery, its research and development efforts or the efforts of Lilly, Merck, Novartis, Warner-Lambert, Grunenthal or Glaxo, or any future collaborative partner or other licensee of the Company, will result in the development of any drugs, or that any drugs, if successfully developed, will be proven to be safe and effective in clinical trials, receive required regulatory approvals, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, including clinical or regulatory delays, unexpected adverse effects and inadequate therapeutic efficacy, would slow or prevent product development efforts of the Company and its collaborative partners and other licensees and have a material adverse effect on the Company's operations.


Dependence on Collaborative Partners and Licensees for Development,
  Regulatory Approvals, Manufacturing, Marketing and Other Resources

         A key element of the Company's business strategy is to leverage resources by entering into collaborative and licensing arrangements with pharmaceutical companies. Under the Company's agreements with Lilly, Merck, Novartis and Warner-Lambert, the Company's collaborative partners and licensees are each responsible for conducting preclinical testing and clinical trials of compounds developed through the use of the Company's technology, obtaining regulatory approvals and manufacturing and commercializing any resulting drugs. Under the Grunenthal Agreement, Grunenthal is responsible for conducting certain preclinical testing and clinical trials of compounds developed through the use of the Company's technology. The Company has no involvement in the research and development activities of Glaxo under the Glaxo Agreement. As a result, the Company's receipt of revenues (whether in the form of drug development milestones, royalties on sales or net sales proceeds) in respect of drugs resulting from its collaborative and licensing arrangements is dependent upon the activities of its collaborative partners and other licensees. The amount and timing of resources dedicated by the Company's collaborative partners and other licensees to the development of drugs that would be subject to royalties payable to the Company are not within the Company's control. Moreover, there can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners or other licensees, that one or more of the Company's collaborative partners or other licensees will not develop independently or with third parties drugs that could compete with drugs of the types covered by their arrangements with the Company, or that disagreements over rights or technology or other proprietary interests will not occur.

         If any of the Company's collaborative partners or other licensees breaches its agreement with the Company, or fails to devote adequate resources to or conduct in a timely manner its collaborative or licensed activities, the related research programs or the development and commercialization of drug candidates subject to such arrangement could be materially adversely affected. There can be no assurance that the Company's collaborative or licensing arrangements will be successful. Further, there can be no assurance that the Company will be able to enter into acceptable collaborative or licensing arrangements with other pharmaceutical companies in the future, or that, if negotiated, such arrangements will be successful.


History of Operating Losses and Accumulated Deficit

         The Company has incurred significant operating losses since its inception in January 1987. At December 31, 1998, the Company's accumulated deficit was $35,809,000. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur substantial operating losses at least over the next several years and expects losses to increase as research funding under its collaborative arrangements diminish. As of December 31, 1998, the only revenues generated by the Company had resulted from payments under collaborative and license agreements, and government grants under the SBIR program of the National Institutes of Health. The Company's revenues, expenses and losses may fluctuate from quarter to quarter and year to year. Research payments under the Novartis Agreements expired in 1998, and research payments under the Merck Agreement expired in February 1999. In addition, research payments under the Lilly Agreement are scheduled to expire in July 1999, unless the research program is extended by mutual agreement of the Company and Lilly. The Company anticipates that there will initially be little, if any, biological knowledge regarding many of its future gene discoveries and, as a result, it will have fewer opportunities to enter into collaborative arrangements focused on such discoveries. The Company does not expect to achieve revenues or royalties from sales of drugs for a number of years, if at all. The Company will not achieve revenues or royalties from drug sales unless it or one of its collaborative partners or other licensees successfully completes clinical trials with respect to a drug candidate, obtains regulatory approvals for that drug candidate and commercializes the resulting drug. Failure to achieve significant revenue or profitable operations could impair the Company's ability to sustain operations and there can be no assurance that the Company will ever achieve significant revenues or profitable operations.


Future Capital Needs; Uncertainty of Additional Funding

         The operation of the Company's business requires substantial capital resources and such requirements are likely to increase in the future. The Company's future financial requirements will depend on many factors, including the continued progress of its research and development programs, the timing and results of preclinical testing and clinical trials, if any, of its or its collaborative partners' or other licensees' drug candidates, the timing of regulatory approvals, if any, technological advances, determinations as to the commercial potential of its or its collaborative partners' or other licensees' proposed products and the status of competitive products. The Company's capital requirements will also depend on the Company's ability to establish and maintain collaborative or licensing arrangements with others and on whether its future collaborative partners provide research funding to the Company and are responsible for all development activities, preclinical testing and regulatory approvals and, if such approvals are obtained, the manufacturing and marketing of products. In addition, such capital requirements will depend on the time and expense associated with filing and, if necessary, prosecuting and enforcing patent claims.

         The Company entered into the Grunenthal Agreement in January 1998. Under this agreement, the Company will retain certain ownership rights to products that result from the collaboration. In addition, the Company will be significantly involved in the development of any such potential products but may also be required to contribute substantial financial resources towards such development. Accordingly, the cost to the

Company of this arrangement may be significantly greater than the cost to it of participating in a royalty-based collaboration.

         No assurance can be given that the Company's existing cash on hand and marketable securities and funds it will receive under its collaborative and license agreements, together with interest income, will be sufficient. The Company expects that it will, in the future, seek to raise additional funding from other sources, including other collaborative partners and licensees, and through public or private financings, including sales of equity or debt securities. Any such collaborative or licensing arrangement could result in limitations on the Company's ability to control the research and development of potential drugs and the commercialization of resulting drugs, if any, as well as its profits therefrom. Any such equity financing could result in dilution to the Company's then existing stockholders. There can be no assurance that additional funds will be available on favorable terms or at all, or that such funds, if raised, would be sufficient to permit the Company to continue to conduct its operations. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its receptor or drug discovery programs.


Uncertainties Related to Clinical Trials

         Before obtaining required regulatory approvals for the commercial sale of each product under development, the Company or its collaborators and other licensees must demonstrate through preclinical studies and clinical trials that such product is safe and efficacious for use. The results of preclinical studies and initial clinical trials are not necessarily predictive of results that will be obtained from large-scale clinical trials, and there can be no assurance that clinical trials of any product under development will demonstrate the safety and efficacy of such product or will result in a marketable product. The safety and efficacy of a therapeutic product under development by the Company or its collaborative partners or other licensees must be supported by extensive data from clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product and could have a material adverse effect on the Company. In addition, the FDA or other Regulatory Agency may require additional clinical trials, which could result in increased costs and significant development delays.

         The rate of completion of clinical trials of the Company's or its collaborative partners' and other licensees' products is dependent upon, among other factors, obtaining adequate clinical supplies and the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites and the eligibility criteria for the trial. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on the Company. In addition, the Company's collaborative partners and other licensees generally have the right to control the planning and execution of product development and clinical programs, and there can be no assurance that such partners and licensees will conduct such programs in accordance with schedules that are satisfactory to the Company. There can be no assurance that, if clinical trials are completed, the Company or its collaborative partners and other licensees will submit NDAs with respect to any potential products or that any such application will be reviewed and approved by the FDA in a timely manner, if at all.


Lack of Manufacturing Experience; Reliance on Contract Manufacturers

         The Company currently has no manufacturing facilities and relies on its collaborative partners and other licensees or other manufacturers to produce its compounds for research and development, preclinical and clinical purposes. The products under development by the Company and its collaborative partners and other licensees have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company were unable to contract for a sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, any preclinical or clinical testing schedule of the Company would be delayed, resulting in delay in the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which could have a material adverse effect on the Company. Moreover, manufacturers that the Company may use must adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.


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


Dependence on Key Personnel

         The Company is highly dependent on its management and scientific staff. Loss of the services of any key individual could have an adverse effect on the Company. The Company believes that its future success will depend, in part, on its ability to attract and retain highly talented managerial, scientific, software and bioinformatics personnel and consultants. The Company faces intense competition for such personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. There can be no assurance that it will be able to attract and retain the personnel it requires on acceptable terms. Failure to attract and retain such personnel could have a material adverse effect on the Company.


External Environment

         Over the past several years, there has been a significant reduction in the number of investors who are willing to commit capital to the biotechnology industry. With over 300 public biotechnology companies and over 1,000 private biotechnology companies, the lack of capital is severely impairing the ability of many of these companies to carry out their research. Additionally, many pharmaceutical companies are now routinely performing many of the types of research and services that have historically been performed by biotechnology companies. As a consequence, many pharmaceutical companies are less interested than in the past both in engaging in collaborations with biotechnology companies in a number of areas and in providing them with research funding and other sources of revenue.

         Over time, the Company could be materially adversely affected by a lack of available capital and/or a lack of interest on the part of the pharmaceutical industry in its services or products. This unfavorable external environment could result in the Company's inability to complete certain of its research projects and/or in the need for the Company to downsize until it begins to receive royalty income pursuant to outstanding licensing arrangements.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosures about market risk (i.e., interest rate risk) are included in Item 7 of this Report.

                      (This page intentionally left blank.)

Item 8.       Financial Statements



                       SYNAPTIC PHARMACEUTICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS





                                                                            Page
                                                                            ----
Report of Independent Auditors...............................................48

Balance Sheets at December 31, 1998 and 1997.................................49

Statements of Operations and Comprehensive Income (Loss)
  for the years ended December 31, 1998, 1997 and 1996.......................50

Statements of Stockholders' Equity for the years ended
  December 31, 1998, 1997 and 1996...........................................51

Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996...........................................53

Notes to Financial Statements................................................54

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
SYNAPTIC PHARMACEUTICAL CORPORATION

         We have audited the accompanying balance sheets of Synaptic Pharmaceutical Corporation as of December 31, 1998 and 1997, and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synaptic Pharmaceutical Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                           ERNST & YOUNG LLP


Hackensack, New Jersey
 January 29, 1999,
 except for Note 11 as
 to which the date is
 February 4, 1999

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS

(in thousands, except share information)


December 31, 1998 and 1997

Assets                                                   1998         1997
------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                          $ 16,590    $ 23,113
    Restricted cash                                         600         600
    Marketable securities--current maturities             7,133      10,010
    Revenue receivable under license agreement               --          40
    Other current assets                                  1,064         674
------------------------------------------------------------------------------
        Total current assets                             25,387      34,437

Property and equipment, net                               5,733       4,682

Marketable securities                                    32,655      28,977

Patent and patent application costs,
  net of accumulated amortization
    (1998--$1,454; 1997--$1,069)                            921       1,306
------------------------------------------------------------------------------
                                                       $ 64,696    $ 69,402
==============================================================================


Liabilities and Stockholders' Equity
------------------------------------------------------------------------------
 Current liabilities:
    Accounts payable                                   $    966    $    811
    Accrued liabilities                                     645         547
    Accrued compensation                                    326         340
    Deferred revenue                                         83          --
------------------------------------------------------------------------------
        Total current liabilities                         2,020       1,698

Stockholders' equity:
  Preferred Stock, $.01 par value;
   authorized--1,000,000 shares                              --          --
  Common Stock, $.01 par value;
   authorized--25,000,000 shares;
   issued and outstanding--10,711,374 shares in 1998
   and 10,526,585 shares in 1997                            107         105
  Additional paid-in capital                             98,516      97,049
  Accumulated other comprehensive income--net
   unrealized (losses) gains on securities                  (77)         26
  Deferred compensation                                     (61)       (160)
  Accumulated deficit                                   (35,809)    (29,316)
------------------------------------------------------------------------------
        Total stockholders' equity                       62,676      67,704
------------------------------------------------------------------------------
                                                       $ 64,696    $ 69,402
==============================================================================



                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


(in thousands, except share and per share information)


For the Years Ended December 31, 1998, 1997 and 1996


                                          1998          1997         1996
--------------------------------------------------------------------------

Revenues:
    Contract revenue                   $ 7,202       $ 9,785       $ 6,943
    License revenue                      2,000            --         2,000
    Grant revenue                          150           522           538
--------------------------------------------------------------------------
        Total revenues                   9,352        10,307         9,481

Expenses:
    Research and development            15,274        13,781        11,337
    General and administrative           4,302         4,072         2,982
--------------------------------------------------------------------------
        Total expenses                  19,576        17,853        14,319
--------------------------------------------------------------------------
Loss from operations                   (10,224)       (7,546)       (4,838)

Other income, net:
    Interest income                      3,603         2,205         2,013
    Interest expense                        --            (5)          (20)
    Gain on sale of securities             128            --           212
--------------------------------------------------------------------------
Other income, net                        3,731         2,200         2,205
--------------------------------------------------------------------------

Net loss                               $(6,493)      $(5,346)$      (2,633)
===========================================================================


Comprehensive loss:

Net loss                               $(6,493)      $(5,346)      $(2,633)

Unrealized (losses) gains
 arising during period                     (82)           27            15
Less: reclassification adjustment
 for gains included in net income          (21)           --          (212)
---------------------------------------------------------------------------

Comprehensive loss                     $(6,596)      $(5,319)      $(2,830)
===========================================================================


Basic and diluted net loss per share   $ (0.61)      $ (0.66)      $ (0.35)
===========================================================================

Shares used in computation of
  net loss per share                10,684,892     8,129,260     7,577,610
===========================================================================


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                      STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share information)



                                                                  Net
                                                               Unrealized              Notes
                                                                 Gains              Receivable                           Total
                                                    Additional  (Losses)   Deferred   From         Accumu-               Stock-
                                   Common Stock      Paid-In      on        Compen-   Stock-        lated     Treasury   holders'
                                 Shares   Amount     Capital   Securities    sation   holders      Deficit     Stock      Equity
                                 ------   ------     -------   ----------    ------   -------      -------     -----   ------------
Balance at December 31, 1996   7,326,368  $  73      $59,952       $196     $ (208)   $  (6)     $ (21,337)    $ (2)   $   38,668
Purchase of 1,190 shares of
 treasury stock at cost               --     --          --          --         --       --             --       (1)           (1)
Payments received on notes
 receivable from stockholders         --     --          --          --         --        6             --       --             6
Deferred compensation related
 to stock incentive plan              --     --         388          --       (388)      --             --       --            --
Forfeiture of deferred
 compensation related to
 stock incentive plan                 --     --        (121)         --        121       --             --       --            --
Amortization of deferred
 compensation                         --     --          --          --        179       --             --       --           179
Issuance of 48,126, shares
 of common stock pursuant
 to exercise of stock options     46,061      1          81          --         --       --             --        3            85
Issuance of 48,114 shares of
 common stock pursuant to
 exercise of stock warants        48,114     --         457          --         --       --             --       --           457
Issuance of 213,000 shares
 of common stock pursuant to
 overallotment option            213,000      2       2,474          --         --       --             --       --          2,476
Adjustment to reflect net
 unrealized loss on
 securities                           --     --          --        (197)        --       --             --       --          (197)
Net loss for the year ended
 December 31, 1996                    --     --          --          --         --       --         (2,633)      --        (2,633)
                               ---------  -------   --------  ----------  ---------  -------   ------------    -----  ------------
Balance at December 31, 1996   7,633,543     76       63,231          (1)      (296)     --         (23,970)     --        39,040

Purchase of 438 shares of
 treasury Stock at cost               --     --           --          --         --       --             --       (1)          (1)
Forfeiture of deferred
 compensation related to
 stock incentive plan                 --     --          (12)         --         12       --             --       --           --
Amortization of Deferred
 compensation                         --     --           --          --        124       --             --       --          124
Issuance of 18,480, shares
 of common stock pursuant
 to exercise of stock options     18,042      1           36          --         --       --             --        1           38
Issuance of 2,875,000 share
 of common stock in public
 offering                      2,875,000     28       33,794          --         --       --             --       --       33,822
Adjustment to reflect net
 unrealized loss on
 securities                           --     --          --          27          --       --             --       --           27
Net loss for the year ended
 December 31, 1997                    --     --          --          --          --       --         (5,346)      --       (5,346)
                              ----------  -------   --------  ----------  ---------  -------   ------------    -----  ------------
Balance at December 31, 1997  10,526,585  $  105    $ 97,049  $      26   $   (160)  $   --     $   (29,316)   $  --  $    67,704
                              ==========  =======   ========  ==========  =========  =======   =============   =====  ============


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

(in thousands, except share information)



                                                                  Net
                                                               Unrealized              Notes
                                                                 Gains              Receivable                           Total
                                                    Additional  (Losses)   Deferred   From         Accumu-               Stock-
                                   Common Stock      Paid-In      on        Compen-   Stock-        lated     Treasury   holders'
                                 Shares   Amount     Capital   Securities    sation   holders      Deficit     Stock      Equity
                                 ------   ------     -------   ----------    ------   -------      -------     -----   ------------
Balance at December 31, 1997 10,526,585  $  105    $ 97,049  $      26   $   (160)  $   --     $   (29,316)   $  --  $     67,704
Purchase of 375 shares of
 Treasury Stock at cost              --     --           --          --         --       --             --       (1)           (1)
Forfeiture of deferred
 compensation related to
 stock incentive plan                --     --          (20)         --         20       --             --       --            --
Amortization of deferred
 compensation                        --     --           --          --         79       --             --       --            79
Issuance of 47,516, shares
 of common stock pursuant
 to exercise of stock options    47,141      1          127          --         --       --             --        1           129
Issuance of 137,648 shares of
 common stock pursuant to
 exercise of stock warrants     137,648      1        1,307          --         --       --             --       --         1,308
Adjustment to reflect net
 unrealized gain on
 securities                          --     --          --        (103)         --       --             --       --          (103)
Adjustment to reflect
 recognition of short-swing
 profits realized on sale of
 stock by stockholder                --     --          53          --          --       --             --       --            53
Net loss for the year ended
 December 31, 1998                   --     --          --          --          --       --         (6,493)      --        (6,493)
                             ----------  -------   --------  ----------  ---------  -------   ------------    -----  ------------
Balance at December 31, 1998 10,711,374  $  107    $ 98,516  $     (77)   $   (61)  $   --     $   (35,809)   $  --  $     62,676
                             ==========  =======   ========  ==========  =========  =======   =============   =====  ============


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
(in thousands)


For the Years Ended December 31, 1998, 1997 and 1996

                                                  1998       1997       1996
--------------------------------------------------------------------------------
Operating activities:
Net loss                                       $ (6,493)  $ (5,346)  $  (2,633)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and patent amortization          1,505      1,209         960
    Amortization of premiums/(discounts) on
     securities                                     226       (123)       (158)
    Amortization of deferred compensation            79        124         179
    Gain on sales of securities                    (128)        --        (212)
Changes in operating assets and liabilities:
    Increase in other assets                       (390)      (816)       (107)
    Increase in accounts payable, accrued
     liabilities and accrued compensation           239        490          44
    Decrease (increase) in license agreement
     revenue receivable                              40        152         (62)
    Increase (decrease) in deferred revenue          83         --        (821)
--------------------------------------------------------------------------------
Net cash (used in) operating activities          (4,839)    (4,310)     (2,810)

Investing activities:
    Proceeds from sale or maturity of
     investments                                 70,797     27,666      10,710
    Purchases of investments                    (71,799)   (35,696)    (32,238)
    Purchases of property and equipment          (2,171)    (2,888)     (1,106)
    Increase in patent and patent application
     costs                                           --         --        (518)
--------------------------------------------------------------------------------
Net cash (used in) investing activities          (3,173)   (10,918)    (23,152)

Financing activities:
    Issuance of common stock, net of
     repurchases                                  1,436     33,859       3,016
    Short-swing profits realized on sale of
     stock by stockholder                            53         --          --
    Payments on capital lease                        --       (107)       (152)
    Payments on notes receivable from
     stockholders                                    --         --           6
--------------------------------------------------------------------------------
Net cash provided by financing activities         1,489     33,752       2,870
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
    equivalents                                  (6,523)    18,524     (23,092)
Cash and cash equivalents at beginning
    of period                                    23,113      4,589      27,681
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period     $ 16,590   $ 23,113   $   4,589
================================================================================


Supplemental cash flow disclosure:
    Cash paid for interest                     $     --   $      5   $      20
================================================================================


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


Note 1 -- Summary of Significant Accounting Policies

        Organization. Synaptic Pharmaceutical Corporation (the "Company") is engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology". The Company is utilizing this technology to discover and clone the genes that code for human receptor subtypes that may be associated with specific disorders and to design compounds that can potentially be developed as drugs for treating these disorders. The Company makes available this technology to its collaborative partners and other licensees through collaborative and licensing agreements from which the Company derives the principal portion of its revenue.

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

        Revenue Recognition. Research funding revenue is recognized ratably over the period of the collaboration to which it relates. Payments received in advance under the related contracts are recorded as deferred revenue until the research is performed. Research milestone payment revenue is recognized at the time the related research milestone is achieved. License revenue represents non-refundable payments for licenses to the Company's technology and/or patent rights. Non-refundable payments for licenses are recognized at such time as they are received or, if earlier, become guaranteed. Government grant receipts are recorded as revenue in the period in which the related research is performed.

        Cash Equivalents. Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Included in cash equivalents at December 31, 1998, is approximately $16,393,000 related to investments in money market funds. At December 31, 1997, this amount totaled $23,109,000.

        Marketable Securities. All of the Company's marketable securities are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method. Investments held as of December 31, 1998 consist primarily of U.S. Government and Federal Agency obligations, U.S. corporate debt securities and mortgage-backed securities. The maturities range from February 22, 1999, through November 17, 2003.

        The Company has established guidelines relative to diversification, credit ratings and maturities to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


        Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Scientific equipment, office equipment and furniture and fixtures are depreciated over a life of 7 years. Leasehold improvements are depreciated principally over the life of the facility lease, which is currently 17 years (see Note 9). Software is depreciated over a life of 3 years. Assets acquired under capital lease arrangements were depreciated over the life of the related leases.

        Patents. Prior to October 1, 1996, patent and patent application costs were capitalized and amortized over 7 years or the estimated life of the patent, if less, using the straight-line method. Capitalized costs through October 1, 1996 will continue to be amortized over the remaining portions of their seven-year lives. Effective October 1, 1996, patent and patent application costs are expensed as incurred. The effect in 1996 of this change in accounting estimate was to increase expenses and net loss by $171,000, or $0.02 per share. The Company periodically reviews capitalized costs to assess ongoing recoverability.

        Accrued Liabilities. Included in accrued liabilities at December 31, 1998 and 1997 are accrued professional fees totaling $506,000 and $345,000, respectively.

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

        Comprehensive Income (Loss). In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement, which was adopted effective January 1, 1998, requires the presentation of a statement of comprehensive income. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. Comprehensive loss for the Company, in addition to net loss, includes unrealized gains and losses on marketable securities held for sale, currently recorded in stockholders' equity.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


Note 2 -- Marketable Securities

        The  following  is  a  summary  of  all  of  the  Company's   marketable
securities. All of these securities are classified as available-for-sale securities. Determination of estimated fair value is based on quoted market prices:


                                              Gross         Gross
                                            Unrealized   Unrealized  Estimated
                                 Cost          Gains      (Losses)   Fair Value
--------------------------------------------------------------------------------
December 31, 1998:
U.S. Treasury obligations and
 obligations of U.S.
 government agencies            $12,998,000       --    $(43,000)   $12,955,000
U.S. corporate debt securities   25,851,000  $41,000      (79,000)   25,813,000
Mortgage-backed securities        1,016,000    4,000           --     1,020,000
--------------------------------------------------------------------------------
                                $39,865,000  $45,000    $(122,000)  $39,788,000
================================================================================
December 31, 1997:
U.S. Treasury obligations and
 obligations of U.S.
 government agencies            $21,299,000       --    $(22,000)   $21,277,000
U.S. corporate debt securities   15,966,000   57,000      (11,000)   16,012,000
Mortgage-backed securities        1,696,000    2,000           --     1,698,000
--------------------------------------------------------------------------------
                                $38,961,000  $59,000    $(33,000)   $38,987,000
================================================================================


        The gross realized gains on sale of available-for-sale securities for the years ending December 31, 1998, 1997 and 1996 totaled $128,000, $0 and $212,000, respectively, and the gross realized losses totaled $0, $0 and $0, respectively. The net adjustment to unrealized (losses) gains on available-for-sale securities included as a separate component of stockholders' equity totaled $(103,000) in 1998, $27,000 in 1997 and $(197,000) in 1996.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


Note 3 -- Collaborative and Licensing Arrangements

        At December 31, 1998, the Company was engaged in collaborations with three pharmaceutical companies. In addition to these collaborative arrangements, the company has granted licenses to certain of its technology and patent rights to three other pharmaceutical companies. Details of these arrangements are set forth below:

        Eli Lilly and Company. The Company and Eli Lilly and Company ("Lilly") are parties to a collaborative and licensing agreement under which the Company granted Lilly an exclusive license to use all but two of the Company's serotonin drug discovery systems to promote the discovery and development of receptor subtype-selective drugs for the treatment of serotonin-related disorders. Through 1998, Lilly provided funding to the Company to support a specified number of the Company's scientists who conducted research as part of the collaboration.

        Lilly is required to pay royalties on sales of any products developed through the use of the Company's technology and is required to make payments upon the achievement of certain milestones.

        During  1998,  1997  and  1996,  the  Company   recognized   $4,659,000,
$4,748,000, and $2,011,000, respectively, in revenue under this agreement. Revenues that have been recognized are not subject to repayment.

        Merck & Co., Inc. The Company and Merck & Co., Inc. ("Merck") are parties to a collaborative and licensing agreement to identify and develop alpha-1a antagonists, principally for the treatment of BPH. The Company granted Merck certain licenses and know-how to develop and commercialize alpha-1a antagonists. Under the terms of the agreement, Merck is providing funding to the Company to support a specified number of the Company's scientists who conduct research as part of the collaboration. Under the terms of the agreement, the collaboration and associated research funding is scheduled to end on February 28, 1999.

        Merck is required to pay royalties on certain product sales and is required to make payments upon the achievement of certain milestones.

        During 1998, 1997 and 1996, the Company recognized $482,000,  $1,631,000 and $3,613,000, respectively, in revenue under this agreement. Revenues that have been recognized are not subject to repayment.

        At December 31, 1998, the Company had received $83,000 in advance for work to be performed in January and February 1999. At December 31, 1997, the Company had a receivable amounting to $40,000, for certain reimbursable expenditures.

        Novartis Pharma AG. The Company and Novartis Pharma AG ("Novartis") are parties to two collaborative and licensing agreements under which the Company granted Novartis an exclusive worldwide license to use the Company's neuropeptide Y technology to develop, manufacture and sell compounds that work through neuropeptide Y receptor subtypes for the treatment of obesity and eating disorders. Until August 4, 1998, Novartis provided funding to the Company to support a specified number of the Company's scientists

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


who conducted research as part of the collaboration. Under the terms of the agreements, the collaboration and associated research funding ended on August 4, 1998.

        Novartis is required to pay royalties on certain product sales and is required to make payments upon the achievement of certain milestones.

        During  1998,  1997  and  1996,  the  Company   recognized   $2,041,000,
$3,406,000 and $3,319,000, respectively, in revenue under this agreement. Revenues that have been recognized are not subject to repayment.

        At December 31, 1998, Novartis held 695,715 shares of the Company's common stock which represents 6.5% of the outstanding shares of the Company.

        Warner-Lambert Company. The Company and Warner-Lambert Company ("Warner-Lambert") are parties to a collaborative and licensing agreement pursuant to which they are collaborating to identify and develop galanin drugs for a variety of therapeutic applications. Warner-Lambert received an exclusive worldwide license to use the Company's galanin receptor subtype drug discovery systems for the development and commercialization of galanin receptor subtype-selective drugs for all therapeutic applications. To date, the Company has not recognized any revenue under this collaboration.

        Grunenthal GmbH. The Company and Grunenthal GmbH ("Grunenthal") are parties to a collaborative and licensing agreement pursuant to which they are collaborating to discover and develop drugs for the treatment of pain. The Company is using its receptor-targeted drug design technology to identify compounds of interest and Grunenthal is using its expertise to evaluate the compounds in pain model systems and conduct preclinical studies. Grunenthal will conduct clinical studies with promising compounds. The companies will each be responsible for their own research costs and equally share the development costs through Phase IIa clinical trials. The Company will retain manufacturing and marketing rights in the U.S., Canada and Mexico and share these rights in countries outside of Europe, South and Central America where Grunenthal retains such rights. To date, the Company has not recognized any revenue under this collaboration.

        Glaxo Group Limited. The Company and Glaxo Group Limited of the United Kingdom ("Glaxo") are parties to a licensing agreement under which the Company granted Glaxo (i) a nonexclusive license under the Company's alpha 1 adrenergic receptor patents to develop and sell alpha-1a selective compounds for therapeutic applications other than the treatment of BPH and (ii) until May 22, 1999, a nonexclusive license under its alpha 1 adrenergic receptor patents and its BPH use patents to develop but not to commercialize alpha-1a selective compounds for the treatment of BPH. During 1998, the Company recognized $2,000,000 in revenue under this licensing arrangement. Revenue that has been recognized is not subject to repayment.

        In addition, the Company granted Glaxo an option to obtain a nonexclusive license under its alpha 1 adrenergic receptor patents and its BPH use patents to develop and commercialize alpha-1a selective compounds for the treatment of BPH. Such option is exercisable by Glaxo only until May 22, 1999, upon the payment to Synaptic of an additional amount. If the option is exercised, Glaxo is required to pay royalties on any benign prostatic hyperplasia drug which reaches the market and is required to make payments upon the achievement of certain milestones.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


Note 4 -- Property and Equipment

        Property and equipment consists of the following as of December 31, 1998 and 1997:



                                                1998               1997
----------------------------------------------------------------------------

Scientific equipment                       $   6,332,000   $      4,921,000
Furniture and fixtures                           188,000            188,000
Office equipment                                 514,000            454,000
Leasehold improvements                         2,003,000          1,557,000
Software                                         923,000            669,000
Equipment under capitalized leases               658,000            658,000
----------------------------------------------------------------------------
                                              10,618,000          8,447,000
Accumulated depreciation and amortization    (4,885,000)         (3,765,000)
----------------------------------------------------------------------------
                                           $   5,733,000   $      4,682,000
============================================================================


Note 5 -- Capital Leases

        The Company and a bank were parties to a master lease agreement under which the Company leased laboratory and computer equipment with a cost basis of $658,000. The effective interest rate on the leases approximated 10.5%. The assets were depreciated over the related lease terms.

        Accumulated amortization on leased equipment as of December 31, 1998 and 1997 was $658,000.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


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

        In connection with the sale of certain convertible redeemable preferred stock which was converted into common stock upon completion of the Company's initial public offering, the placement agents of certain convertible redeemable preferred stock received warrants to purchase 192,458 shares of the Company's common stock at an exercise price of $9.50 per share. In May 1996, 48,114 of these warrants were exercised. In January 1998, 137,648 of these warrants were exercised and the remaining warrants expired.

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

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


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

        Incentive Plans. The 1996 Plan and the 1988 Plan were adopted in October 1995 and June 1988, respectively. In May 1998, the Company's stockholders approved an amendment to the 1996 Plan which increased the maximum number of shares available for awards under the 1996 Plan from 1,100,000 to 2,100,000. Effective as of January 1, 1996, the 1996 Plan replaced the 1988 Plan with respect to all future stock and option awards by the Company to its employees and consultants. A committee of the Company's Board of Directors (the "Committee") approves the sale of shares and the granting of nonstatutory or incentive stock options. In addition, under the 1996 Plan, the Committee may grant stock appreciation rights to employees and consultants of the Company. The purchase price for shares and the exercise price of options are determined by the Committee (although, the exercise price of incentive stock options may be no less than the fair market value of the common stock on the date of grant).

        In general, options granted under the Incentive Plans vest over a four-year period. Unvested options are forfeited upon termination of the employee or consulting relationship. Vested options, if not exercised within a specified period of time following the termination of the employment or consulting relationship, are also forfeited. Options generally expire 10 years from the date of grant. Shares of common stock sold under the Incentive Plans are also generally subject to vesting. Unvested shares of common stock which are sold under the Incentive Plans may be repurchased by the Company, at its option, at the original sale price upon termination of the employment or consulting relationship of the holder with the Company. Options granted and shares sold to employees under the Incentive Plans generally become fully vested upon the occurrence of a change in control of the Company (as defined) if the holders thereof are terminated in connection with such change in control other than for cause (as defined). At December 31, 1998, 967,187 shares remain available for future awards under the 1996 Plan. As of December 31, 1998, no stock appreciation rights had been awarded under the 1996 Plan.

        Director Plan.   The Director Plan was adopted by the Board of Directors
in March 1996 and approved by the stockholders in June 1996. In general, under the Director Plan, each nonemployee director of the

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


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

        Option activities under the Incentive Plans and the Director Plan are detailed in the following table:


                                                                    Weighted
                                                                     Average
                                                                     Option
                                       1996       1988    Director    Price
                                       Plan       Plan      Plan    Per Share
------------------------------------------------------------------------------
Outstanding at January 1, 1996            --    339,775       --     $ 1.79
Granted                              443,762         --   17,500     $13.24
Exercised                             (2,500)   (45,626)      --     $ 1.77
Forfeited                            (25,500)    (2,638)      --     $11.26
------------------------------------------------------------------------------
Outstanding at December 31, 1996     415,762    291,511   17,500     $ 8.55
Granted                              503,751         --   15,000     $12.99
Exercised                               (625)   (17,855)      --     $ 2.01
Forfeited                            (67,825)    (8,354)  (2,500)    $12.88
------------------------------------------------------------------------------
Outstanding at December 31, 1997     851,063    265,302   30,000     $10.47
Granted                              339,543         --   15,000     $13.36
Exercised                             (4,453)   (43,063)      --     $ 2.70
Forfeited                            (60,918)    (4,375)      --     $12.36
------------------------------------------------------------------------------
Outstanding at December 31, 1998   1,125,235    217,864   45,000     $11.39
==============================================================================
Exercisable at December 31, 1998     202,195    211,276   30,000     $ 8.10
==============================================================================
Exercisable at December 31, 1997      71,511    221,212   15,000     $ 5.27
==============================================================================
Exercisable at December 31, 1996       8,375    189,549    5,034     $ 2.72
==============================================================================

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


        The following table discloses at December 31, 1998, for each of the following classes of options as determined by range of exercise price, the information regarding weighted-average exercise price and weighted-average remaining contractual life of each said class:


                                           Weighted                    Weighted
                             Weighted       Average                     Average
                              Average      Remaining                   Exercise
                              Exercise    Contractual    Number Of      Price of
                 Number Of   Price of       Life Of       Options       Options
                  Options    Outstanding  Outstanding    Currently    Currently
 Option Class   Outstanding   Options       Options     Exercisable  Exercisable
 ------------   -----------   -------       -------     -----------  -----------
Prices ranging
 from
$1.76 - $2.00      232,864     $ 1.80     3.8 years       218,776        $ 1.79

Prices ranging
 from
$10.125 - $15.25 1,013,235     $12.86     9.0 years       137,945        $12.76

Prices ranging
 from
$16.50 - $16.75    142,000     $16.58     7.3 years        86,750        $16.61


        The following table discloses for each of the years ending December 31, 1998, 1997 and 1996, the number of options granted, the weighted-average fair values and the weighted-average exercise prices for those options with exercise prices that equaled or were less than the market price of the common stock on the date of grant. There were no options granted with an exercise price above the market price of the common stock on the date of grant.






                               1998                                     1997                                   1996
                -----------------------------------    --------------------------------------   ----------------------------------
                  Number                                  Number                                  Number
                    of          Fair     Exercise           of          Fair       Exercise         of          Fair     Exercise
                  Options      Value       Price         Options        Value       Price         Options      Value      Price
--------------- -----------  ---------- -----------    ------------  ----------- ------------   -----------  ---------- ----------
Exercise
price equals
market price        354,543    $7.66       $13.36          518,751      $7.59       $12.99        433,262       $ 5.75      $13.92
Exercise

price less
than market
price                    --       --           --               --         --           --         28,000       $14.44      $ 2.98


        At December 31, 1998, 125 of the shares sold under the 1988 Plan remain subject to repurchase at an aggregate price of $250.

        Other Disclosures. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: weighted average risk-free interest rates of 4.70%, 5.92% and 6.34%; no dividends; and a weighted-average expected life of the options of 5 years. Weighted average volatility factors of the expected

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


market price of the Company's common stock of .628, .623 and .352, were used for 1998, 1997 and 1996, respectively.

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

        For purposes of pro forma net loss disclosures, the estimated fair value of options granted subsequent to 1994 is amortized to expense over the options' vesting period. The Company's pro forma net loss information is as follows:

                                    1998              1997              1996
--------------------------------------------------------------------------------
Pro forma net loss               $ (7,863,000)  $ (6,113,000)  $ (2,847,000)
Pro forma net loss per share     $      (0.74)  $      (0.75)  $      (0.38)
--------------------------------------------------------------------------------


        The pro forma information above is not likely to be representative of the effects on reported net loss for future years as options are generally granted each year and vest over several years and only include grants subsequent to 1994.

        For certain options granted during 1996, the Company has recorded pursuant to APB No. 25 approximately $388,000 of deferred compensation expense representing the difference between the exercise price thereof and the market value of the common stock as of the date of grant. This compensation expense is amortized over the vesting period of each option granted. Amortization of deferred compensation under the Incentive Plans amounted to approximately
$79,000,  $124,000 and $179,000  during 1998,  1997 and 1996,  respectively.  In addition, approximately $20,000, $12,000 and $121,000 of deferred compensation as it relates to the Incentive Plans was reversed during 1998, 1997 and 1996, respectively, due to the forfeiture of the unvested options.


Note 8 -- Income Taxes

        The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        At December 31, 1998 and 1997, the Company had net operating loss ("NOL") carryforwards of approximately $30,000,000 and $25,000,000, respectively, for Federal income tax purposes that will expire principally in the years 2002 through 2018. In addition, the Company had research and development credit

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


carryforwards of approximately $1,610,000 which will expire principally in 2002 through 2018. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to the limitations imposed by the Tax Reform Act of 1986, and as a result of significant changes in the Company's ownership in 1993 and 1997, the utilization of approximately $25,000,000 of net operating loss carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited.

        A reconciliation of the Company's income tax expense (benefit) at U.S. federal statutory tax rates to recorded income tax expense (benefit) is as follows:


                                               1998         1997         1996
--------------------------------------------------------------------------------
Tax at U.S. statutory rates                $(2,208,000) $(1,818,000) $ (895,000)
State income taxes                            (386,000)    (318,000)   (156,000)
Research and development credit               (110,000)          --          --
Expiration of state NOL's                        2,000      356,000          --
Other                                           50,000      108,000       8,000
Valuation allowance recorded                 2,652,000    1,672,000   1,043,000
--------------------------------------------------------------------------------
    Recorded tax provision                          --           --          --
================================================================================


        Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997, are as follows:


                                                          1998           1997
--------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                     $  11,782,000 $  9,752,000
Research and development credit carryforwards            1,610,000    1,500,000
Book over tax amortization                               1,282,000      770,000
--------------------------------------------------------------------------------
    Total deferred tax assets                           14,674,000   12,022,000
Valuation allowance                                    (14,674,000) (12,022,000)
--------------------------------------------------------------------------------
Net deferred tax assets                                        --            --
================================================================================


Note 9 -- Commitments

        The Company leases facilities under an agreement expiring on December 31, 2015.

        Rent expense for the years ended December 31, 1998, 1997 and 1996 approximated $693,000, $703,000, and $674,000, respectively, and included executory costs of $126,000, $120,000 and $93,000, respectively. In November 1996, a standby letter of credit for $580,000 was issued to the landlord as a security deposit (expires February 1999). The Company is to renew the letter of credit annually during the duration of the lease. As of December 31, 1998, a bank imposed restriction has been placed on $600,000 in cash held in the Company's investment account to secure the letter of credit.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


        As of December 31, 1998, future minimum annual payments under the lease are as follows:

       1999        $ 1,107,000
       2000          1,251,000
       2001          1,309,000
       2002          1,309,000
       2003          1,309,000
 Thereafter         20,482,000
                  ------------
      Total       $ 26,767,000
                  ============


        The Company is party to a license agreement with a major research university. Under the terms of this agreement, the Company received a worldwide nonexclusive license under a patent issued in January 1991, which patent expires in 2008. The Company is committed under this agreement to pay royalties on future net sales of products employing the technology or falling under claims of the patents covered by this agreement.

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

        At December 31, 1998, the Company had entered into agreements with each of its Senior Vice President and Chief Financial Officer, Vice President for Research, Vice President and General Counsel and Vice President of Business Development which provide for severance payments in amounts equal to 50% of annual base salary, on substantially the same terms as stated above. In addition to severance, under certain circumstances, the agreements call for immediate vesting of any unvested shares of common stock and stock options.


Note 10 -- Employee Benefit Plans

        The Company established a defined contribution employee retirement plan (the "Plan") effective January 1, 1990, conforming to Section 401(k) of the Internal Revenue Code ("IRC"). All eligible employees with six months service may elect to have a portion of their salary deducted and contributed to the Plan up to the maximum allowable limitations of the IRC. The Company matches 50% of each participant's contribution up to the first 5% of annual compensation (as defined) with a maximum employer contribution of 2.5% of a participant's compensation. The Company's matching portion, which amounted to approximately $117,000, $107,000 and $103,000 for the years ended December 31, 1998, 1997 and
1996, respectively, vests over a six-year period.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1998


        The Company currently provides medical, dental, long-term disability and life insurance benefits for its full-time employees. The Company does not presently provide any post-retirement health benefits.


Note 11 -- Subsequent Event

        On February 4, 1999, the Company and Lilly entered into an amendment to the collaborative and license agreement dated as of January 25, 1991. Under the terms of the amendment the parties extended the terms of the collaboration from December 31, 1998, to July, 31, 1999. The amendment requires Lilly to provide research funding to the Company in consideration for research support provided by the Company to Lilly. The amount of such research funding has been reduced from that level which existed at December 31, 1998.

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


         (3)      Exhibits


Exhibit
  No.             Description
----------        --------------------------------------------------------------
   3.1(a)         Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company, filed December 19, 1995 (incorporated by reference to
                  Exhibit 3.1(a) to the Company's  Quarterly Report on Form 10-Q
                  filed for the quarter  ended June 30,  1996,  Commission  File
                  Number 0-27324)
   3.1(b)         Certificate of Designations  of Series A Junior  Participating
                  Preferred  Stock  filed  December  19, 1995  (incorporated  by reference to Exhibit 3.1(b) to the Company's  Quarterly Report
                  on Form 10-Q filed for the quarter  ended  December  31, 1995,
                  Commission File Number 0-27324)
   3.1(c)         Certificate   of   Amendment   of  the  Amended  and  Restated
                  Certificate  of  Incorporation  of the Company,  filed June 5,
                  1996 (incorporated by reference to Exhibit 3.1(c) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
       3.2        Amended and  Restated  By-Laws of the  Company,  as amended on
                  February 6, 1998 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File Number 0-27324)
       4.1        Specimen  of  Certificate  of  Common  Stock  of  the  Company
                  (incorporated  by  reference  to  Exhibit  4 to the  Company's
                  Registration  Statement  on Form S-1, as amended  (File Number
                  33-98366), which became effective on December 13, 1995)

       4.2 Rights Agreement dated as of December 11, 1995, between the Company and Chase Mellon Shareholder Services, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995, Commission File Number 0-27324)
     *10.1 Research, Option and License Agreement dated as of January 25, 1991, between the Company and Eli Lilly and Company, as amended by Addendum dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     *10.2 Research Collaboration and License Agreement dated as of November 30, 1993, between the Company and Merck & Co., Inc., as amended by Amendment No. 1 dated as of February 15, 1995, and as modified by the Letter Agreement dated August 25, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     *10.3 Research and License Agreement dated as of August 4, 1994, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis AG, the parent of Novartis Pharma AG) (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.4 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.5 Form of Restricted Stock Purchase Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.6 Form of Incentive Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.7 Form of Nonqualified Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.8 Third Amended and Restated Registration Rights Agreement dated as of January 19, 1993, as amended by Amendment No. 1 dated as of August 4, 1994 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)

      10.9 Form of Common Stock Purchase Warrant dated as of January 1993 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.10 License Agreement dated June 3, 1991, between the Company and the Trustees of Columbia University in the City of New York (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.11 Employment Agreement dated as of February 14, 1994, between the Company and Robert I. Taber (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.12 Employment Agreement dated as of April 6, 1995, between the Company and Richard L. Weinshank (incorporated by reference to
                  Exhibit 10.24 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.13 Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1,as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.14 1996 Incentive Plan of the Company, as amended on May 12, 1998 (filed herewith)
     +10.15 Incentive Stock Option Agreement dated October 1, 1993, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.16 Incentive Stock Option Agreement dated February 14, 1994, between the Company and Robert I. Taber (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.17 Incentive Stock Option Agreement dated February 7, 1994, between the Company and Lisa L. Reiter (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.18 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)

     +10.19 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Robert L. Spence (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.20 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Lisa L. Reiter (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.21 Nonqualified Stock Option Agreement dated as of March 21, 1996, between the Company and Richard L. Weinshank (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.22 Form of Incentive Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.23 Form of Nonqualified Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
   ***10.24 Research and License Agreement dated as of May 31, 1996, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis AG, parent of Novartis Pharma AG) (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q/A filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
   ***10.25 Supplement No. 1 to Research and License Agreement dated as of August 4, 1994, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis AG, parent of Novartis Pharma AG) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q/A filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
      10.26 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0- 27324)
      10.27 Form of Stock Option Agreement under the 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit A attached to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
    **10.28 Addendum No. 2 to Research, Option and License Agreement dated as of October 31, 1996, between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)

   ***10.29 Amendment No.2 to Research Collaboration and License Agreement dated as of October 9, 1996, between the Company and Merck & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
     +10.30 Incentive Stock Option Agreement dated as of December 13, 1996, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
     +10.31 Form of Incentive Stock Option Agreement dated as of December 13, 1996, entered into between the Company and each of Robert
                  L. Spence, Robert I. Taber, Lisa L. Reiter and Richard L. Weinshank (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
   ***10.32 Collaborative Research and License Agreement dated as of July 28, 1997, between the Company and the Warner-Lambert Company (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1997, Commission File Number 0- 27324)
     +10.33 Executive Employment Agreement effective as of October 1,1997, between the Company and Dr. Kathleen P. Mullinix (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
      10.34 Lease Agreement dated November 19, 1997, between the Company and Century Associates, which becomes effective January 1, 1998 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0- 27324)
      10.35 Amendment No. 3 to Research Collaboration and License Agreement dated as of December 1, 1997, between the Company and Merck & Co., Inc. (incorporated by reference to Exhibit
                  10.36 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
     +10.36 Amended and Restated Employment Agreement dated as of January 1, 1998, between the Company and Robert L. Spence (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
   ***10.37 Cooperation Agreement dated as of January 12, 1998, between the Company and Grunenthal GmbH (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)

     +10.38       Amended and Restated Employment Agreement dated as of February
                  7, 1998, between the Company and Lisa L. Reiter  (incorporated by reference to Exhibit 10.39 to the  Company's  Annual Report on Form 10-K filed for the  fiscal  year  ended  December  31,
                  1997, Commission File No. 0-27324)
      10.39       Amendment No.4 to Research Collaboration and License Agreement
                  dated as  of  March  2, 1998,  between the Company and Merck &
                  Co., Inc. (incorporated  by  reference to Exhibit 10.40 to the
                  Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
   ***10.40       Option  and  License  Agreement  dated as of  March  2,  1998, between the Company and Glaxo Group Limited  (incorporated  by reference to Exhibit 10.41 to the  Company's  Annual Report on
                  Form 10-K filed for the fiscal year ended  December  31, 1997,
                  Commission File No. 0-27324)
     +10.41       Employment  Agreement  dated as of April 1, 1998,  between the
                  Company and Theresa A. Branchek  (incorporated by reference to
                  Exhibit 10.1 to the  Company's  Quarterly  Report on Form 10-Q
                  filed for the quarter  ended March 31, 1998,  Commission  File
                  Number 0-27324)
     +10.42       Incentive  Stock  Option  Agreement  dated as of May 12, 1998, between the Company and Theresa A. Branchek  (incorporated  by reference to Exhibit 10.1 to the Company's Quarterly Report on
                  Form  10-Q  filed  for  the  quarter   ended  June  30,  1998,
                  Commission File Number 0-27324)
     +10.43       Nonqualified  Stock Option Agreement dated as of May 12, 1998, between the Company and Theresa A. Branchek  (incorporated  by reference to Exhibit 10.2 to the Company's Quarterly Report on
                  Form  10-Q  filed  for  the  quarter   ended  June  30,  1998,
                  Commission File Number 0-27324)
      10.44       Amendment No. 1 to Cooperation  Agreement  between the Company and Grunenthal GmbH (incorporated by reference to Exhibit 10.1 to the Company's  Quarterly  Report on Form 10-Q filed for the quarter  ended  September  30,  1998,  Commission  File Number
                  0-27324)
      10.45       First  Amendment  to Lease  dated  as of  November  25,  1998, between  ARE-215  College  Road,  LLC, and the Company  (filed herewith)
      10.46       Amendment No.5 to Research Collaboration and License Agreement
                  dated as of December  1, 1998, between the Company and Merck &
                  Co., Inc. (filed herewith)
      10.47       Addendum No. 3  to  Research,  Option  and  License  Agreement
                  effective as of  January  1, 1999, between the Company and Eli
                  Lilly and Company (filed  herewith)
      23.1        Consent of Independent Auditors, Ernst & Young LLP
      24          Powers of Attorney
      27          Financial Data Schedule

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

+     Management contracts and compensatory plans or arrangements


(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998.


Supplemental Information

      Copies of the Registrant's Proxy Statement and copies of the form of proxy to be used at the Annual Meeting of Stockholders to be held on May 6, 1999, will be furnished to the Securities and Exchange Commission at the time they are distributed to the Registrant's stockholders.










      Amerge(R), Imitrex(R), Wellbutrin(R), Zantac(R) and Zyban(R) are registered trademarks of Glaxo Wellcome Inc. Benzedrine(R), Dexedrine(R) and Paxil(R) are registered trademarks of SmithKline Beecham Pharmaceuticals. Hytrin(R) is the registered trademark of Abbott Laboratories. Prozac(R) is the registered trademark of Lilly and Dista Products. Maxalt(R) and Proscar(R) are registered trademarks of Merck. Pondimin(R) is the registered trademark of A.H. Robins Company, Inc. Redux(R) is the registered trademark of Wyeth Ayerst Laboratories. Zoloft(R) and Cardura(R) are registered trademarks of Pfizer Inc. Flomax(R) is the registered trademark of Boehringer Ingelheim Pharmaceuticals Inc. Claritin(R) is the registered trademark of Schering Corporation. Propulsid(R) is the registered trademark of Johnson & Johnson. Zomig(R) is the registered trademark of Zeneca Inc. Meridia(R) is the registered trademark of Knoll Pharmaceutical Co. Celexa(R) is the registered trademark of Forest Laboratories. All other brand names or trademarks appearing in this Report are the property of their respective owners.

                                 SIGNATURE PAGE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYNAPTIC PHARMACEUTICAL CORPORATION

Date: March 23, 1999            By:   /s/ Kathleen P. Mullinix
                                      ---------------------------
                                Name:     Kathleen P. Mullinix
                                Title:    Chairman, President and
                                           Chief Executive Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



    Signature                   Title                                  Date
---------------------------     --------------------------------  --------------

/s/ Kathleen P. Mullinix        Chairman, President and
---------------------------       Chief Executive Officer         March 23, 1999
Kathleen P. Mullinix, Ph.D.


/s/ Robert L. Spence            Senior Vice President and
---------------------------       Chief Financial Officer
Robert L. Spence                  (Principal Accounting Officer)  March 23, 1999


         *                      Director                          March 23, 1999
---------------------------
Jonathan J. Fleming


         *                      Director                          March 23, 1999
---------------------------
Zola P. Horovitz, Ph.D.


         *                      Director                          March 23, 1999
---------------------------
Eric R. Kandel, M.D.


         *                      Director                          March 23, 1999
---------------------------
John E. Lyons


         *                      Director                          March 23, 1999
---------------------------
Sandra Panem


         *                      Director                          March 23, 1999
---------------------------
Alison Taunton-Rigby, Ph.D.




* By:   /s/ Kathleen P. Mullinix
      Name: Kathleen P. Mullinix, Ph.D.
      Title:   Attorney-in-Fact