Form 10-Q
period 1999-03-31
SYNAPTIC PHARMACEUTICAL CORP
filed 1999-05-07
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

                                    Yes X No


As of May 1, 1999, there were 10,742,286 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

   INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements                                               1

Balance Sheets at March 31, 1999 and December 31, 1998                     1

Statements of Operations and Comprehensive Income (Loss) for
  the three months ended March 31, 1999 and 1998                           2

Statements of Cash Flows for the three months ended
  March 31, 1999 and 1998                                                  3

Notes to Financial Statements                                              4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5

Item 3. Quantitative and Qualitative Disclosures About Market Risk         9


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  10

Signatures                                                                11
































                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                     ASSETS

                                                       March 31,  December 31,
                                                         1999           1998
                                                      ----------  -----------
                                                      (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                               $ 9,176      $16,590
 Restricted cash                                             600          600
 Marketable securities--current maturities                10,543        7,133
 Other current assets                                      1,198        1,064
                                                         -------      -------
  Total current assets                                    21,517       25,387

Property and equipment, net                                5,631        5,733

Marketable securities                                     32,120       32,655

Patent and patent application costs,
  net of accumulated amortization                            837          921
                                                         -------      -------
                                                         $60,105      $64,696
                                                         =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                                        $   471      $   966
 Accrued liabilities                                         327          645
 Accrued compensation                                        105          326
 Deferred revenue                                            279           83
                                                         -------      -------
  Total current liabilities                                1,182        2,020

Stockholders' equity:
 Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                              --           --
 Common Stock, $.01 par value; authorized--
  25,000,000 shares; issued and outstanding--
  10,742,186 shares in 1999 and 10,711,374 shares
  in 1998;                                                   107          107
 Additional paid-in capital                               98,688       98,516
 Accumulated other comprehensive income--
  net unrealized (losses) gains on securities               (207)         (77)
 Deferred compensation                                       (45)         (61)
 Accumulated deficit                                     (39,620)     (35,809)
                                                         -------      -------
  Total stockholders' equity                              58,923       62,676
                                                         -------      -------
                                                         $60,105      $64,696
                                                         =======      =======

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (in thousands, except share and per share information)
                                   (Unaudited)




                                                   For the three months
                                                      ended March 31,
                                                     1999         1998
                                                   -------      -------
Revenues:
 Contract revenue                                  $   644      $ 2,165
 License revenue                                        --        2,000
 Grant revenue                                          --           90
                                                   -------      -------
  Total revenues                                       644        4,255

Expenses:
 Research and development                            3,986        3,661
 General and administrative                          1,206        1,083
                                                   -------      -------
  Total expenses                                     5,192        4,744
                                                   -------      -------
Loss from operations                                (4,548)        (489)

Other income, net:
 Interest income                                       735          918
 Gain on sale of securities                              2           --
                                                   -------      -------
  Other income, net                                    737          918
                                                   -------      -------
Net (loss) income                                  $(3,811)     $   429
                                                   =======      =======

Comprehensive (loss) income:

Net (loss) income                                  $(3,811)     $   429

Unrealized losses arising
 during period                                        (118)         (97)
Less: Reclassification adjustment for
 gains included in net income                          (12)          --
                                                   -------      -------
Comprehensive (loss) income                        $(3,941)     $   332
                                                   =======      =======


Basic net (loss) income per share                   $(0.36)      $ 0.04
                                                    ======       ======

Diluted net (loss) income per share                 $(0.36)      $ 0.04
                                                    ======       ======

Shares used in computation of basic
 net (loss) income per share                    10,727,634   10,645,281
                                                ==========   ==========
Shares used in computation of diluted
 net (loss) income per share                    10,727,634   10,907,940
                                                ==========   ==========

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the three months
                                                          ended March 31,
                                                        1999          1998
                                                       -------      -------
Operating activities:

Net (loss) income                                      $(3,811)     $   429
Adjustments to reconcile net (loss) income to
 net cash used in operating activities:
Depreciation and amortization                              395          327
Amortization of premiums on securities                     100           19
Amortization of deferred compensation                       16           24
Gain on sale of securities                                  (2)          --
Compensation resulting from forgiveness of note
 receivable from employee                                   38           --
Changes in operating assets and liabilities:
Increase in other current assets                          (122)        (806)
Decrease in accounts payable, accrued liabilities
  and accrued compensation                              (1,034)        (723)
Increase (decrease) in collaborative agreement
  revenue receivable                                       196         (120)
                                                       -------      -------
Net cash used in operating activities                   (4,224)        (850)


Investing activities:

Sale or maturity of investments                         10,715       14,300
Purchase of investments                                (13,818)     (27,407)
Purchases of property and equipment                       (209)        (372)
Issuance of loan to employee                               (50)          --
                                                       -------      -------
Net cash used in investing activities                   (3,362)     (13,479)


Financing activities:

Issuance of common stock, net of repurchases               172        1,328
                                                       -------      -------
Net cash provided by financing activities                  172        1,328
                                                       -------      -------
Net decrease in cash and cash equivalents               (7,414)     (13,001)
Cash and cash equivalents at beginning of period        16,590       23,113
                                                       -------      -------
Cash and cash equivalents at end of period             $ 9,176      $10,112
                                                       =======      =======












                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


Note 1 -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998, and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended March 31, 1999, are not necessarily indicative of the results of operations to be expected for the full year.


Note 2 -- Basic and Diluted Net (Loss) Income per Share

         A reconciliation of the number of shares used in the computation of basic net (loss) income per share to the number of shares used in the computation of diluted net (loss) income per share is as follows:

                                            For the Three Months Ended March 31,
                                                1999                   1998
                                             ----------              ----------
Shares used in the computation of Basic
 Net (Loss) Income per Share--Weighted
 average common shares outstanding           10,727,634              10,645,281

Weighted average shares underlying
 common stock options outstanding                    -- (1)             255,401

Weighted average shares underlying
 common stock warrants outstanding                   -- (2)               7,258
                                             ----------              ----------
Shares used in the computation of
 Diluted Net (Loss) Income per Share         10,727,634              10,907,940
                                             ==========              ==========


(1)  Common   equivalent  shares  from  stock  options  are  excluded  from  the calculation of diluted net loss per share as their effect is anti-dilutive.

(2) None outstanding during the period.

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls"human receptor-targeted drug design technology." The Company is utilizing this technology to discover and clone the genes that code for human receptor subtypes that may be associated with specific disorders. The Company and its collaborative partners and other licensees are in turn utilizing the cloned receptor genes to design compounds that can potentially be developed as drugs for treating these disorders.

         The Company is currently collaborating with three pharmaceutical companies, Eli Lilly and Company ("Lilly"), Warner-Lambert Company ("Warner-Lambert") and Grunenthal GmbH ("Grunenthal"). Concurrently with the establishment of these collaborative arrangements, the Company granted licenses to certain of its technology and patent rights to Lilly, Warner-Lambert and Grunenthal.

         In addition to its ongoing collaborative arrangements, the Company has granted licenses to certain of its technology and patent rights to three other pharmaceutical companies, Merck & Co., Inc. ("Merck"), Novartis Pharma AG ("Novartis") and Glaxo Group Limited ("Glaxo"). The Merck and Novartis licenses were granted concurrently with the establishment by Synaptic of collaborative arrangements with such companies. While both the Merck collaboration and the Novartis collaboration ended in February 1999 and August 1998, respectively, the associated licenses continue for the respective periods provided in the agreements with Merck and Novartis. For convenience of reference, the agreements pursuant to which the licenses referred to in this paragraph and the preceding paragraph were granted are collectively referred to as the "License Agreements."

         The Company is receiving research funding to support a specified number of the Company's scientists under its collaboration with Lilly. While the Lilly collaboration is scheduled to end on July 31, 1999, the associated licenses will continue for the period provided in the License Agreement with Lilly. Since inception, the Company has financed its operations primarily through the sale of its stock, through contract and license revenue under certain of its License Agreements, and through interest income and capital gains resulting from its investments. The Company also has received revenues from government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health.

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $39,620,000 at March 31, 1999. The Company expects to continue to incur operating losses for a number of years and may not become profitable, if at all, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.

Results of Operations

Comparison of the Three Months Ended March 31, 1999 and 1998

         Revenues. The Company recognized revenue of $644,000 and $4,255,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease of $3,611,000 was attributable primarily to the following: the receipt in 1998 of $2,000,000 of non-recurring revenue resulting from the Company's License Agreement with Glaxo; and a decrease in contract revenue of $1,521,000 which is primarily due to the contractual termination of two of the Company's collaborations.

         Research and Development Expenses. The Company incurred research and development expenses of $3,986,000, and $3,661,000 for the three months ended March 31, 1999 and 1998, respectively. The increase of $325,000, or 9%, was attributable primarily to increases in supply costs, facility related costs and employee moving expense reimbursements.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,206,000 and $1,083,000 for the three months ended March 31, 1999 and 1998, respectively. The increase of $123,000, or 11%, was attributable primarily to increases in: compensation expense consulting fees associated with the Company's efforts to obtain new collaborations.

         Other Income, Net. The Company recorded other income of $737,000 and $918,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease of $181,000 was primarily due to lower cash, cash equivalent and marketable securities balances during 1999 as a result of the utilization of these resources to fund the Company's operations.

         Net (Loss) Income and Basic and Diluted Net (Loss) Income Per Share. The Company incurred a net loss of $3,811,000 ($0.36 per share), and had net income of $429,000 ($0.04 per share) for the three months ended March 31, 1999 and 1998, respectively. The increase in net loss per share of $0.40 resulted primarily from lower revenues and other income and higher expenses during the first quarter of 1999 as described above.


Operating Trends

         Revenues may vary from period to period depending on numerous factors including the timing of revenue earned under the License Agreements and revenue that may be earned under future collaborative and/or license agreements. During the three months ended March 31, 1999, the Company recognized an aggregate of $644,000 in research funding revenue. Based on a current commitment by one of the Company's collaborative partners, the Company expects research funding revenue to amount to $1,760,000 in 1999. Furthermore, under the terms of one or more of the License Agreements, additional revenues may be recognized if: certain milestones are achieved; an option to obtain additional licenses to the Company's patents is exercised; a collaboration advances to a new stage, triggering a research funding obligation on the part of one of the Company's collaborative partners; or a collaboration is renewed. Management continues to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements as well as obtaining financing through equity transactions. The Company continues to monitor its spending level in order to insure that it has enough cash to last through the year 2001.

         Other income, net is expected to decline in 1999 and 2000 as existing funds are utilized to support the Company's operations.

         Property and equipment spending in 1999 is expected to decrease from that of 1998 as the Company completes the conversion of a portion of its underutilized space into laboratory space.

         At March 31, 1999, the Company held marketable securities with an estimated fair value of $42,663,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sales securities. The following table provides information about marketable securities held by the Company at March 31, 1999:

                                                                       Estimated
       Principal Amount and Weighted Average Stated Rate                Fair
                   by Expected Maturity                                Value
------------------------------------------------------------         ---------
(000's)      1999    2000    2001     2002     2003    Total          (000's)
------------------------------------------------------------         ---------
Principal   $8,323  $6,487  $18,090  $2,500   $6,500  $41,900         $42,663

Weighted
 Average
 Stated
 Rates       5.12%   6.39%   7.76%    6.50%    5.77%    6.64%             --
-------------------------------------------------------------        ---------

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


Liquidity and Capital Resources

         At March 31, 1999 and December 31, 1998, cash, cash equivalents and marketable securities aggregated $51,839,000 and $56,378,000, respectively. In addition to the cash, cash equivalents and marketable securities described above, the Company had $600,000 in restricted cash recorded in its balance sheet at March 31, 1999. This restricted cash secures lease payments to the Company's landlord.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. During the three months ended March 31, 1999, aggregate research funding from Lilly and Merck amounted to $644,000. Research funding under the Company's agreement with Merck ended concurrently with the termination of the related collaboration. Warner-Lambert does not currently provide research funding to the Company and the Company does not expect that such funding will be provided, if at all, until mid-1999. In addition, it is anticipated that if the current biotechnology financing environment remains unfavorable, raising additional capital may be difficult.

         At March 31, 1999, the Company had invested an aggregate of $10,828,000 in property and equipment.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $1,250,000. A standby letter of credit for $580,000 has been issued to the Company's landlord as a security deposit and is secured by investment securities of the Company which are, to the extent of $600,000, recorded in the balance sheet as "Restricted Cash." This standby letter of credit must be renewed annually during the life of the lease.

         At March 31, 1999, the Company had $51,839,000 in cash, cash equivalents and marketable securities. The Company currently intends to utilize these funds primarily to conduct certain of its research programs, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. The Company expects to continue to incur operating losses for a number of years. The Company believes that its cash on hand, together with the funds that it expects to receive under certain of the License Agreements and interest income, will be sufficient to fund its operations, as well as the Company's share of certain development costs under the Grunenthal Agreement, through the year 2001.

         This Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, those relating to future cash and spending plans, amounts of future research funding, and any other statements regarding future growth, future cash needs, future operations, business plans and financial results, and any other statements which are not historical facts. When used in this document, the words "expects," "may," "believes," and similar expressions are intended to be among the words that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K"), including in Item 1 of the 1998 Form 10-K under the captions "Patents, Proprietary Technology and Trade Secrets," "Competition" and "Government Regulation" as well as in the section entitled "Disclosure Regarding Forward-Looking Statements" under the captions "Early Stage of Product Development; Technological Uncertainty," "Dependence on Collaborative Partners and Licensees for Development, Regulatory Approvals, Manufacturing, Marketing and Other Resources" and "Uncertainties Related to Clinical Trials" or detailed from time to time in filings the Company makes with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, it can give no assurance that such expectations will prove to be correct. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosures about market risk (i.e., interest rate risk) are included in Item 2 of this Report.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
  No.       Description
-------     -----------

3.2         Amended and Restated By-Laws of the Company, as amended on March 24,
              1999 (filed herewith)

27          Financial Data Schedule


(b)         Reports on Form 8-K

On January 5, 1999, the Company filed a Current Report on Form 8-K summarizing the status of certain drug discovery programs it is conducting in collaboration with each of Merck and Lilly.

On February 5, 1999, the Company filed a Current Report on Form 8-K announcing the extension of the Company's collaboration with Lilly through July 31, 1999.

On March 4, 1999, the Company filed a Current Report on Form 8-K stating that it had issued a press release announcing that Lilly had delayed the beginning of Phase III clinical trials of the migraine compound identified as part of the Company's collaboration with Lilly.

On March 19, 1999, the Company filed a Current Report on Form 8-K stating that it had issued a press release announcing that Lilly had discontinued the commercial development of the migraine compound identified as part of the Company's collaboration with Lilly.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: May 7, 1998             By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name: Kathleen P. Mullinix
                              Title: Chairman, President &
                                      Chief Executive Officer



                             By:/s/ Robert L. Spence
                                 -----------------------------
                             Name: Robert L. Spence
                             Title: Senior Vice President,
                                     Chief Financial Officer &
                                      Treasurer