Form 10-Q
period 1999-06-30
SYNAPTIC PHARMACEUTICAL CORP
filed 1999-08-06
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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

                                    Yes X No


As of August 1, 1999, there were 10,743,161 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

   INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements                                               1

Balance Sheets at June 30, 1999 and December 31, 1998                      1

Statements of Operations and Comprehensive Income (Loss) for
  the three months ended June 30, 1999 and 1998, and for the
  six months ended June 30, 1999 and 1998                                  2

Statements of Cash Flows for the six months ended
 June 30, 1999 and 1998                                                    3

Note to Financial Statements                                               4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5

Item 3. Quantitative and Qualitative Disclosures About Market Risk        10



                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders               11

Item 6. Exhibits and Reports on Form 8-K                                  12

Signatures                                                                13



























                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                     ASSETS

                                                        June 30,  December 31,
                                                          1999        1998
                                                      ----------  -----------
                                                      (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                               $ 9,307      $16,590
 Restricted cash                                              --          600
 Marketable securities--current maturities                 6,884        7,133
 Other current assets                                      1,076        1,064
                                                          -------      -------
  Total current assets                                    17,267       25,387

Property and equipment, net                                5,758        5,733

Marketable securities                                     32,887       32,655

Patent and patent application costs,
  net of accumulated amortization                            752          921
                                                         -------      -------
                                                         $56,664      $64,696
                                                         =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $   698      $   966
 Accrued liabilities                                         379          645
 Accrued compensation                                        210          326
 Unearned revenue under research agreement                   279           83
                                                         -------      -------
  Total current liabilities                                1,566        2,020

Deferred rent obligation                                      82           --

Stockholders' equity:
 Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                              --           --
 Common Stock, $.01 par value; authorized--
  25,000,000 shares; issued and outstanding--
  10,743,161 shares in 1999 and 10,711,374 shares
  in 1998;                                                   107          107
 Additional paid-in capital                               98,689       98,516
 Accumulated other comprehensive income--
  net unrealized  losses on securities                      (562)         (77)
 Deferred compensation                                       (30)         (61)
 Accumulated deficit                                     (43,188)     (35,809)
                                                         -------      -------
  Total stockholders' equity                              55,016       62,676
                                                         -------      -------
                                                         $56,664      $64,696
                                                         =======      =======

                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (in thousands, except share and per share information)
                                   (Unaudited)



                             For the three months       For the six months
                                ended June 30,            ended June 30,
                               1999         1998         1999         1998
                             -------      -------      -------      -------
Revenues:
 Contract revenue            $   843      $ 2,148      $ 1,487      $ 4,313
 License revenue                  --           --           --        2,000
 Grant revenue                    --           60           --          150
                             -------      -------      -------      -------
  Total revenues                 843        2,208        1,487        6,463

Expenses:
 Research and development      3,814        3,851        7,800        7,512
 General and administrative    1,292        1,085        2,498        2,168
                             -------      -------      -------      -------
  Total expenses               5,106        4,936       10,298        9,680
                             -------      -------      -------      -------
Loss from operations          (4,263)      (2,728)      (8,811)      (3,217)

Other income, net:
 Interest income                 695          953        1,430        1,871
 Gain on sale of securities       --           --            2           --
                             -------      -------      -------      -------
  Other income, net              695          953        1,432        1,871
                             -------      -------      -------      -------
Net loss                     $(3,568)     $(1,775)     $(7,379)     $(1,346)
                             =======      =======      =======      =======


Comprehensive loss:

Net loss                     $(3,568)     $(1,775)     $(7,379)     $(1,346)

Unrealized losses (gains)
 arising during period          (355)         121         (473)          24

Less: Reclassification
 adjustment for gains
 included in net income           --           --          (12)          --
                             -------      -------      -------      -------
Comprehensive loss           $(3,923)     $(1,654)     $(7,864)     $(1,322)
                             =======      =======      =======      =======


Basic and diluted net loss
 per share                    $(0.33)      $(0.17)      $(0.69)      $(0.13)
                              ======       ======       ======       ======
Shares used in
 computation of basic
 and diluted net loss
 per share                10,742,618   10,691,744   10,735,167   10,668,641
                          ==========    =========   ==========    =========



                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the six months
                                                          ended June 30,
                                                        1999          1998
                                                       -------      -------
Operating activities:

Net loss                                               $(7,379)     $(1,346)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Deferred rent obligation                                    82           --
Depreciation and amortization                              798          702
Amortization of premiums/(discounts) on securities         227           74
Amortization of deferred compensation                       31           41
Gain on sale of securities                                  (2)          --
Changes in operating assets and liabilities:
Decrease (increase) in other current assets                588         (484)
Decrease in accounts payable, accrued liabilities
  and accrued compensation                                (650)        (291)
Increase in collaborative agreement
  revenue receivable                                        --         (120)
Increase in deferred revenue                               196          313
                                                       -------      -------
Net cash used in operating activities                   (6,109)      (1,111)


Investing activities:

Sale or maturity of investments                         15,656       30,000
Purchase of investments                                (16,349)     (39,120)
Purchases of property and equipment                       (654)        (808)
                                                       -------      -------
Net cash used in investing activities                   (1,347)      (9,928)


Financing activities:

Issuance of common stock, net of repurchases               173        1,374
                                                       -------      -------
Net cash provided by financing activities                  173        1,374
                                                       -------      -------

Net decrease in cash and cash equivalents               (7,283)      (9,665)


Cash and cash equivalents at beginning of period        16,590       23,113
                                                       -------      -------

Cash and cash equivalents at end of period             $ 9,307      $13,448
                                                       =======      =======









                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                                  June 30, 1999


Note 1 -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998, and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended June 30, 1999, are not necessarily indicative of the results of operations to be expected for the full year.

Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Overview

         Synaptic Pharmaceutical Corporation is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." The Company is utilizing this technology to discover and clone the genes that code for human receptor subtypes that may be associated with specific disorders. The Company and its collaborative partner and other licensees are in turn utilizing the cloned receptor genes to design compounds that can potentially be developed as drugs for treating these disorders.

         The Company is currently collaborating with Grunenthal GmbH ("Grunenthal"). Concurrently with the establishment of this collaborative arrangement, the Company granted a license to certain of its technology and patent rights to Grunenthal.

         In addition to its ongoing collaborative arrangement, four other pharmaceutical companies, Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck"), Novartis Pharma AG ("Novartis"), and Glaxo Group Limited ("Glaxo"), have licenses to certain of the Company's technology and patent rights. The Lilly, Merck and Novartis licenses were granted concurrently with the establishment of collaborative arrangements with such companies. While the Lilly collaboration, the Merck collaboration and the Novartis collaboration ended in July 1999, February 1999 and August 1998, respectively, the associated licenses continue for the respective periods provided in these agreements. For convenience of reference, the agreements pursuant to which the licenses referred to in this paragraph and the preceding paragraph were granted are collectively referred to as the "License Agreements."

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

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $43,188,000 at June 30, 1999. The Company expects to continue to incur operating losses for a number of years and may not become profitable, if at all, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.

Results of Operations

Comparison of the Three Months Ended June 30, 1999 and 1998

         Revenues. The Company recognized revenue of $843,000 and $2,208,000 for the three months ended June 30, 1999 and 1998, respectively. The decrease of $1,365,000 was attributable primarily to a net decrease in contract revenue of $1,305,000 resulting from the contractual termination of two of the Company's collaborative arrangements and the reduction in full-time equivalent scientists being funded under another of the Company's collaborative arrangements.

         Research and Development Expenses. The Company incurred research and development expenses of $3,814,000, and $3,851,000 for the three months ended June 30, 1999 and 1998, respectively. The decrease of $37,000, or 1%, in research and development expenses was attributable primarily to: reductions in recruiting fees and expenses as well as reductions in salary costs due to a net decrease in headcount, both of which were offset by: increased rent expense for facilities resulting from previously contracted increases in square footage; and increased supply costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,292,000 and $1,085,000 for the three months ended June 30, 1999 and 1998, respectively. The increase of $207,000, or 19%, was attributable primarily to an increase in rent expense resulting from previously contracted increases in square footage.

         Other Income, Net. The Company recorded other income of $695,000 and $953,000 for the three months ended June 30, 1999 and 1998, respectively. The decrease of $258,000 was primarily due to lower average cash, cash equivalent and marketable securities balances during the second quarter of 1999 as compared with the same period in the prior year.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $3,568,000 ($0.33 per share), and $1,775,000 ($0.17 per share) for the three months ended June 30, 1999 and 1998, respectively. The increase in net loss per share of $0.16 resulted primarily from lower revenues and other income and higher expenses during the second quarter of 1999 as described above.

Comparison of the Six Months Ended June 30, 1999 and 1998

         Revenues. The Company recognized revenue of $1,487,000 and $6,463,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease of $4,976,000 was attributable primarily to the following: the receipt in 1998 of $2,000,000 of non-recurring license revenue; and a decrease in contract revenue of $2,826,000 resulting from the contractual termination of two of the Company's collaborative arrangements and the reduction in full-time equivalent scientists being funded under another of the Company's collaborative arrangements.

         Research and Development Expenses. The Company incurred research and development expenses of $7,800,000, and $7,512,000 for the six months ended June 30, 1999 and 1998, respectively. The increase of $288,000, or 4%, in research and development expenses was attributable primarily to: an increase in rent expense resulting from previously contracted increases in square footage, an increase in facility related costs and increased supply costs, all of which were offset by decreases in travel related expenditures and reductions in recruiting fees and expenses.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $2,498,000 and $2,168,000 for the six months ended
June 30, 1999 and 1998, respectively. The increase of $330,000, or 15%, was attributable primarily to increases in: rent expense resulting from previously contracted increases in square footage; and compensation expenses.

         Other Income, Net. The Company recorded other income of $1,432,000 and $1,871,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease of $439,000 was primarily due to lower cash, cash equivalent and marketable securities balances during 1999 as a result of the utilization of these resources to fund the Company's operations.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $7,379,000 ($0.69 per share), and $1,346,000 ($0.13 per share) for the six months ended June 30, 1999 and 1998, respectively. The increase in net loss per share of $0.56 resulted primarily from lower revenues and other income and higher expenses during the first half of 1999 as described above.

Operating Trends

         Revenues may vary from period to period depending on numerous factors including the timing of revenue earned under the License Agreements and revenue that may be earned under future collaborative and/or license agreements. During the three months ended June 30, 1999, the Company recognized an aggregate of $843,000 in revenue. The Company currently expects revenue to approximate $1,800,000 in 1999. Furthermore, under the terms of one or more of the License Agreements, additional revenues may be recognized if certain milestones are achieved. Management continues to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements as well as obtaining financing through equity transactions. The Company continues to monitor its spending level in order to insure that it has enough cash to last through the year 2001.

         Other income, net is expected to decline in 1999 and 2000 as existing funds are utilized to support the Company's operations.

         Property and equipment spending in 1999 is expected to decrease from that of 1998 as the Company completes the conversion of a portion of its underutilized space into laboratory space.

         At June 30, 1999, the Company held marketable securities with an estimated fair value of $39,771,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sale securities. The following table provides information about marketable securities held by the Company at June 30, 1999:
                                                                       Estimated
       Principal Amount and Weighted Average Stated Rate                Fair
                   by Expected Maturity                                Value
-------------------------------------------------------------        ---------
(000's)      1999    2000    2001     2002     2003    Total          (000's)
-------------------------------------------------------------        ---------
Principal   $3,383  $6,487  $20,440  $2,500   $6,500  $39,310         $39,771

Weighted
 Average
 Stated
 Rates       5.56%   6.39%   7.91%    6.50%    5.77%    7.01%             --
-------------------------------------------------------------        ---------

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

         Management believes that it has remedied all of its significant information technology and non-information technology systems that may be affected by the year 2000 issue. Management has made inquiries of its significant vendors as to their readiness for the year 2000 issue. The Company's significant vendors have represented to the Company that there is a high probability that the year 2000 issue will not cause a significant disruption to the delivery of goods and services after 1999. However, the Company gives no assurance as to whether or not this will be the case. To date the Company has spent less than $50,000 to remedy systems that may have been affected by the year 2000 issue and does not expect future expenses, if any, to be material. If it turns out that some of the Company's systems or its vendors' systems are not year 2000 compliant, management believes the most likely worst case scenario would be temporary reduction in the current level of productivity. The Company's contingency plan includes, but may not be limited to, manual workarounds and a temporary increase in the current staffing level.

         The Company does not believe that inflation has had a material impact on its results of operations.

Liquidity and Capital Resources

         At June 30, 1999 and December 31, 1998, cash, cash equivalents and marketable securities aggregated $49,078,000 and $56,378,000, respectively. This decrease was a result of the utilization of these resources to fund the Company's operations.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. If the current biotechnology financing environment remains unfavorable, raising additional capital may be difficult.

         At June 30, 1999, the Company had invested an aggregate of $11,273,000 in property and equipment.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $1,530,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

         At June 30, 1999, the Company had $49,078,000 in cash, cash equivalents and marketable securities. The Company currently intends to utilize these funds primarily to conduct certain of its research programs, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. The Company expects to continue to incur operating losses for a number of years. The Company believes that its cash on hand and cash that it expects to receive through interest payments on its investments, will be sufficient to fund its operations, as well as the Company's share of certain development costs under the Grunenthal Agreement, through the year 2001.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


         On May 6, 1999, the Company held its annual meeting of stockholders for the following purposes: (i) to elect three Class III directors to the Board of Directors (Proposal No. 1); and (ii) to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999 (Proposal No. 2).

         The stockholders elected the persons named below, the Company's nominees for director, as Class III directors of the Company, casting votes for such nominees or withholding votes as indicated:

                                    VOTES FOR                VOTES WITHHELD

Zola P. Horovitz                    8,429,329                    28,676
Patrick J. McDonald                 8,429,629                    28,376
Kathleen P. Mullinix                8,428,504                    29,501



         The stockholders approved Proposal No. 2 as follows:


VOTES FOR         VOTES AGAINST         VOTES ABSTAINED       BROKER NON-VOTES

8,456,880              525                    600                    0

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
  No.       Description
-------     -----------

27          Financial Data Schedule


(b)         Reports on Form 8-K


On April 16, 1999, the Company filed a Current Report on Form 8-K stating that it had issued a press release announcing the appointment of a new member to the Company's board of directors.

On May 17, 1999, the Company filed a Current Report on Form 8-K stating that it had issued a press release announcing the termination of its collaboration with Warner-Lambert Company in the field of galanin.

On May 23, 1999, the Company filed a Current Report on Form 8-K announcing the expiration of a nonexclusive license under certain of its patents, as well as an option to obtain a license under certain of its patents, that it had granted to Glaxo Group Limited.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: August 6, 1999          By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name:  Kathleen P. Mullinix
                              Title: Chairman, President &
                                      Chief Executive Officer



                             By:/s/ Robert L. Spence
                                 -----------------------------
                             Name:  Robert L. Spence
                             Title: Senior Vice President,
                                      Chief Financial Officer & Treasurer