Form 10-Q
period 1999-09-30
SYNAPTIC PHARMACEUTICAL CORP
filed 1999-11-08
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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

                                    Yes X No


As of November 1, 1999, there were 10,757,661 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

 INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30,1999


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements                                               1

Balance Sheets at September 30, 1999 and December 31, 1998                 1

Statements of Operations and Comprehensive Income (Loss) for
  the three months ended September 30, 1999 and 1998, and for the
  nine months ended September 30, 1999 and 1998                            2

Statements of Cash Flows for the nine months ended
 September 30, 1999 and 1998                                               3

Note to Financial Statements                                               4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5

Item 3. Quantitative and Qualitative Disclosures About Market Risk        10



                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                12





























                                      (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
             (in thousands, except share and per share information)

                                     ASSETS

                                                    September 30, December 31,
                                                          1999        1998
                                                      ----------  -----------
                                                      (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                               $ 8,768      $16,590
 Restricted cash                                              --          600
 Marketable securities--current maturities                 6,400        7,133
 Other current assets                                        942        1,064
                                                          -------      -------
  Total current assets                                    16,110       25,387

Property and equipment, net                                5,379        5,733

Marketable securities                                     30,324       32,655

Patent and patent application costs,
  net of accumulated amortization                            667          921
                                                         -------      -------
                                                         $52,480      $64,696
                                                         =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $   477      $   966
 Accrued liabilities                                         332          645
 Accrued compensation                                        315          326
 Unearned revenue under research agreement                    --           83
                                                         -------      -------
  Total current liabilities                                1,124        2,020

Deferred rent obligation                                     164           --

Stockholders' equity:
 Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                              --           --
 Common Stock, $.01 par value; authorized--
  25,000,000 shares; issued and outstanding--
  10,743,161 shares in 1999 and 10,711,374 shares
  in 1998;                                                   107          107
 Additional paid-in capital                               98,689       98,516
 Accumulated other comprehensive income--
  net unrealized  losses on securities                      (514)         (77)
 Deferred compensation                                       (15)         (61)
 Accumulated deficit                                     (47,075)     (35,809)
                                                         -------      -------
  Total stockholders' equity                              51,192       62,676
                                                         -------      -------
                                                         $52,480      $64,696
                                                         =======      =======

                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (in thousands, except share and per share information)
                                   (Unaudited)



                             For the three months       For the nine months
                              ended September 30,        ended September 30,
                               1999         1998         1999         1998
                             -------      -------      -------      -------
Revenues:
 Contract revenue            $   314      $ 1,598      $ 1,801      $ 5,911
 License revenue                  --           --           --        2,000
 Grant revenue                    --           --           --          150
                             -------      -------      -------      -------
  Total revenues                 314        1,598        1,801        8,061

Expenses:
 Research and development      3,614        3,908       11,414       11,420
 General and administrative    1,209        1,015        3,707        3,183
                             -------      -------      -------      -------
  Total expenses               4,823        4,923       15,121       14,603
                             -------      -------      -------      -------
Loss from operations          (4,509)      (3,325)     (13,320)      (6,542)

Other income, net:
 Interest income                 622          849        2,052        2,720
 Gain on sale of securities       --           --            2           --
                             -------      -------      -------      -------
  Other income, net              622          849        2,054        2,720
                             -------      -------      -------      -------
Net loss                     $(3,887)     $(2,476)    $(11,266)     $(3,822)
                             =======      =======      =======      =======


Comprehensive loss:

Net loss                     $(3,887)     $(2,476)    $(11,266)     $(3,822)

Unrealized gains (losses)
 arising during period            48          189         (425)         213

Less: Reclassification
 adjustment for gains
 included in net income           --           --          (12)          --
                             -------      -------      -------      -------
Comprehensive loss           $(3,839)     $(2,287)    $(11,703)     $(3,609)
                             =======      =======      =======      =======


Basic and diluted net loss
 per share                    $(0.36)      $(0.23)      $(1.05)      $(0.36)
                              ======       ======       ======       ======
Shares used in
 computation of basic
 and diluted net loss
 per share                10,743,161   10,698,692   10,737,861   10,678,768
                          ==========    =========   ==========    =========



                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the nine months
                                                        ended September 30,
                                                        1999          1998
                                                       -------      -------
Operating activities:

Net loss                                              $(11,266)     $(3,822)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Deferred rent obligation                                   164           --
Depreciation and amortization                            1,201        1,070
Amortization of premiums/(discounts) on securities         354          138
Amortization of deferred compensation                       46           60
Gain on sale of securities                                  (2)          --
Loss on sale of fixed asset                                113           --
Changes in operating assets and liabilities:
Decrease (increase) in other current assets                722         (514)
(Decrease) increase in accounts payable,
  accrued liabilities and
  accrued compensation                                    (813)         299
(Increase) in collaborative agreement
  revenue receivable                                        --         (120)
(Decrease) in deferred revenue                             (83)          --
                                                       -------      -------
Net cash used in operating activities                   (9,564)      (2,889)


Investing activities:

Sale or maturity of investments                         18,624       42,000
Purchase of investments                                (16,349)     (48,351)
Purchases of property and equipment                       (706)      (1,487)
                                                       -------      -------
Net cash provided by (used in) investing activities      1,569       (7,838)


Financing activities:

Issuance of common stock, net of repurchases               173        1,379
                                                       -------      -------
Net cash provided by financing activities                  173        1,379
                                                       -------      -------

Net decrease in cash and cash equivalents               (7,822)      (9,348)


Cash and cash equivalents at beginning of period        16,590       23,113
                                                       -------      -------

Cash and cash equivalents at end of period             $ 8,768      $13,765
                                                       =======      =======







                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                               September 30, 1999


Note 1 -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998, and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended September 30, 1999, are not necessarily indicative of the results of operations to be expected for the full year.

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

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $47,075,000 at September 30, 1999. The Company expects to continue to incur operating losses for a number of years and may not become profitable, if at all, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.

Results of Operations

Comparison of the Three Months Ended September 30, 1999 and 1998

         Revenues. The Company recognized revenue of $314,000 and $1,598,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease of $1,284,000 was attributable to a decrease in contract revenue resulting from the contractual termination of three of the Company's collaborative arrangements.

         Research and Development Expenses. The Company incurred research and development expenses of $3,614,000, and $3,908,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease of $294,000, or 8%, in research and development expenses was attributable primarily to: a reduction in salary costs due to a net decrease in headcount, as well as a reduction in supply costs, both of which were partially offset by increased rent expense for facilities resulting from previously contracted increases in square footage.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,209,000 and $1,015,000 for the three months ended September 30, 1999 and 1998, respectively. The increase of $194,000, or 19%, was attributable primarily to an increase in rent expense resulting from previously contracted increases in square footage.

         Other Income, Net. The Company recorded other income of $622,000 and $849,000 for the three months ended September 30, 1999 and 1998, respectively. The decrease of $227,000 was primarily due to lower average cash, cash equivalent and marketable securities balances during the third quarter of 1999 as compared with the same period in the prior year.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $3,887,000 ($0.36 per share), and $2,476,000 ($0.23 per share) for the three months ended September 30, 1999 and 1998, respectively. The increase in net loss per share of $0.13 resulted primarily from lower revenues and other income during the third quarter of 1999 as described above.

Comparison of the Nine Months Ended September 30, 1999 and 1998

         Revenues. The Company recognized revenue of $1,801,000 and $8,061,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $6,260,000 was attributable primarily to: the receipt in 1998 of $2,000,000 of non-recurring license revenue; and a decrease in contract revenue of $4,110,000 resulting from the contractual termination of three of the Company's collaborative arrangements.

         Research and Development Expenses. The Company incurred research and development expenses of $11,414,000, and $11,420,000 for the nine months ended September 30, 1999 and 1998, respectively. This decrease was attributable primarily to a reduction in salary costs due to a net decrease in headcount, which were substantially offset by an increase in rent expense resulting from previously contracted increases in square footage.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $3,707,000 and $3,183,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase of $524,000, or 16%, was attributable primarily to an increase in rent expense resulting from previously contracted increases in square footage as well as an increase in salary expense.

         Other Income, Net. The Company recorded other income of $2,054,000 and $2,720,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease of $666,000 was primarily due to lower cash, cash equivalent and marketable securities balances during 1999 as a result of the utilization of these resources to fund the Company's operations and capital expenditures.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $11,266,000 ($1.05 per share), and $3,822,000 ($0.36 per share) for the six months ended September 30, 1999 and 1998, respectively. The increase in net loss per share of $0.69 resulted primarily from lower revenues and other income and higher expenses during the nine months ended September 30, 1999 as described above.

Operating Trends

         Revenues may vary from period to period depending on numerous factors including the timing of revenue earned under the License Agreements and revenue that may be earned under future collaborative and/or license agreements. Under the terms of certain of the License Agreements, additional revenues would be recognized if certain milestones are achieved. During the nine months ended September 30, 1999, the Company recognized an aggregate of $1,801,000 in revenue. The Company does not expect additional revenue to be recorded under any of the License Agreements for the remainder of 1999. Management continues to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements as well as obtaining financing through equity transactions. Operating expenses for the third quarter of 1999 declined when compared with those of the same period in 1998 and the Company expects this trend to continue for the remainder of 1999. The Company continues to monitor its spending level in order to insure that it has enough cash to last through the year 2001.

         Other income, net is expected to decline in 1999 and 2000 as existing funds are utilized to fund the Company's operations.

         Property and equipment spending in 1999 is expected to decrease from that of 1998 as the Company completes the conversion of a portion of its underutilized space into laboratory space.

         At September 30, 1999, the Company held marketable securities with an estimated fair value of $36,724,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sale securities. The following table provides information about marketable securities held by the Company at September 30, 1999:
                                                                     Estimated
       Principal Amount and Weighted Average Stated Rate                Fair
                   by Expected Maturity                                Value
-------------------------------------------------------------        ---------
(000's)      1999    2000    2001     2002     2003    Total          (000's)
-------------------------------------------------------------        ---------
Principal    $415   $6,487  $20,440  $2,500   $6,500  $36,342         $36,724

Weighted
 Average
 Stated
 Rates       6.75%   6.39%   7.91%    6.50%    5.77%    7.14%             --
-------------------------------------------------------------        ---------

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

         In addition to investments in marketable securities, the Company places some of its cash in money market funds in order to keep cash available to fund operations and to hold cash pending investments in marketable securities.
Fluctuations in short term interest rates will affect the yield on monies invested in such money market funds. Such fluctuations can have an impact on future cash interest streams and future earnings of the Company, but the impact of such fluctuations are not expected to be material.

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

Liquidity and Capital Resources

         At September 30, 1999 and December 31, 1998, cash, cash equivalents and marketable securities aggregated $45,492,000 and $56,378,000, respectively. This decrease was a result of the utilization of these resources to fund the Company's operations.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. If the current biotechnology financing environment remains unfavorable, raising additional capital may be difficult.

         At September 30, 1999, the Company had invested an aggregate of $11,180,000 in property and equipment.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $1,530,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

         At September 30, 1999, the Company had $45,492,000 in cash, cash equivalents and marketable securities. The Company currently intends to utilize these funds primarily to conduct certain of its research programs, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. The Company expects to continue to incur operating losses for a number of years. The Company believes that its cash on hand and cash that it expects to receive through interest payments on its investments, will be sufficient to fund its operations, as well as the Company's share of certain development costs under the Grunenthal Agreement, through the year 2001.

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

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
  No.       Description
-------     -----------

27                Financial Data Schedule


(b)               Reports on Form 8-K



On September 14, 1999, the Company filed a Current Report on Form 8-K stating that it had issued a press release announcing that Merck had discontinued the commercial development of a compound for the oral treatment of benign prostatic hyperplasia which had been identified as part of the Company's collaboration with Merck.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: November 8, 1999        By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name:  Kathleen P. Mullinix
                              Title: Chairman, President &
                                      Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name:  Robert L. Spence
                              Title: Senior Vice President,
                                      Chief Financial Officer & Treasurer