Form 10-K
period 1999-12-31
SYNAPTIC PHARMACEUTICAL CORP
filed 2000-03-24
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

 Mark One:
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1999

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

                                 Yes X     No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant was approximately $76,278,000 as of February 15, 2000, based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market on such date. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

         As  of  February  15,  2000,  there  were  10,767,311   shares  of  the
registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Synaptic Pharmaceutical Corporation Proxy Statement, to be filed not later than 120 days after December 31, 1999, in connection with the registrant's 2000 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement," are incorporated by reference into Part III of this Report on Form 10-K.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

      INDEX TO REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1999



                                     Part I
                                                                          Page
                                                                          ----
Item  1. Business.....................................................      1
Item  2. Properties...................................................     25
Item  3. Legal Proceedings............................................     25
Item  4. Submission of Matters to a Vote of Securityholders...........     25

                                     Part II

Item  5. Market for Registrant's Common Equity and Related
           Stockholder Matters........................................     26
Item  6. Selected Financial Data......................................     27
Item  7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................     27
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...     36
Item  8. Financial Statements.........................................     37
Item  9. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................     58

                                    Part III

Item 10. Directors and Executive Officers of the Registrant...........     58
Item 11. Executive Compensation.......................................     58
Item 12. Security Ownership of Certain Beneficial Owners
           and Management.............................................     58
Item 13. Certain Relationships and Related Transactions...............     58

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K................................................     59




                                       (i)

                                     Part I


Item 1.  Business

Overview

         Synaptic Pharmaceutical Corporation ("Synaptic" or the "Company") is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." The Company is utilizing this technology in its genomics program to discover and clone the genes that code for human receptors. The Company and its licensees are also utilizing this technology in functional genomics programs to discover the function of these receptors in the body and thus specific physiological disorders with which they may be associated. The Company and its licensees are in turn utilizing the cloned receptor genes to design compounds that can potentially be developed as drugs for treating these disorders.

         Synaptic's human receptor-targeted drug design technology is the result of an integrated approach to four life science fields: molecular biology; cell biology; pharmacology; and chemistry, including medicinal, combinatorial and computer-assisted chemistry. This technology allows chemists to focus their drug discovery efforts on a specific human receptor target. The Company believes that its technology provides four distinct advantages over the traditional approach to drug discovery in which compounds are screened against animal tissues containing many different types of receptors. First, by having an isolated receptor as a target, chemists are better able to design compounds that interact with only the target of interest and not with other receptors that may be responsible for side effects. Second, the Company believes that using human receptors as drug design targets will substantially reduce the number of problems that often arise during the drug development process as a result of differences in a compound's activity in humans compared to its activity in animal models. Third, Synaptic believes that its technology may be more cost-effective than traditional drug discovery because the Company and its licensees can eliminate or redesign compounds that react poorly with human receptor targets prior to initiating the costly activities related to preclinical testing and clinical trials. Fourth, once a compound designed with this technology is tested in clinical trials, the specific receptor targeted by such compound may be validated as a useful intervention point of therapy.

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

         The Company began its genomics program in 1988 shortly following its inception and has since that time discovered the genes that code for many G protein-coupled receptors. Gene discovery is, however, just the first step in the long process of drug discovery. In order for receptors to have value as drug targets in the drug discovery process, it is imperative that their functions in the body be determined. The multi-step process of determining the function of a receptor can be described as "target validation," which occurs only when compounds directed toward the receptor of interest have been shown to have therapeutic efficacy in a population of individuals who suffer from the disorder in question. The data required to prove therapeutic efficacy of such compounds are available only after the completion of Phase II clinical trials. "Functional genomics" is the term which comprises the technologies that are involved in target validation.

         An essential step in the process of validating a receptor as a drug target is determining the "family" within the GPCR superfamily of which the receptor is a member. This determination is made by discovering the specific endogenous ligand with which the receptor preferentially interacts. Genes that code for receptors whose endogenous ligand has not yet been discovered are called "orphan receptors." Without knowing the family, or endogenous ligand, for a receptor, it is difficult to generate pharmacological information which might suggest a function for that receptor in the body and, as a consequence, to speculate on the role of an orphan receptor in specific physiological disorders. The Company anticipated several years ago that, as worldwide interest in sequencing the entire human genome increased, more and more discoveries from its and others' genomics programs would be orphan receptors. Accordingly, the Company began to develop technologies that would facilitate the discovery of the endogenous ligands for orphan receptors. These efforts have culminated in the successful development of an assay, which the Company calls its "Universal Functional Assay" (UFA). By means of the Universal Functional Assay, the Company has discovered the endogenous ligands for several orphan receptors.

         Synaptic has varying levels of expertise in the many steps of the validation process, with its highest expertise in the earlier steps of the validation process. In order to gain access to expertise required to effect steps where it has no expertise, or its expertise is limited, the Company seeks to leverage its resources by entering into collaborative and licensing arrangements with pharmaceutical companies. In these arrangements, the Company's human receptor-targeted drug design technology is used through the preclinical stage of the drug discovery process and the Company's licensees assume responsibility for conducting clinical trials with compounds that successfully complete the preclinical stage.

         Through December 31, 1999, the Company's gene discoveries resulting from its genomics and functional programs had led to collaborations between the Company and a number of pharmaceutical companies. In four of these collaborations, the Company and its collaborative partners Eli Lilly and Company ("Lilly"), Merck & Co., Inc. ("Merck"), Novartis Pharma AG ("Novartis"), and Grunenthal GmbH ("Grunenthal"), confirmed the role of at least five receptor targets in specific physiological disorders in studies, known as "proof of concept" studies, in animal model systems. Further, the Company's collaboration with Lilly yielded a compound that showed substantial efficacy in patients in three Phase II clinical trials and thus validated the specific receptor targeted by the compound as a target of drugs for the treatment of migraine headache. The Company's collaboration with Merck yielded a compound that showed substantial efficacy in a Phase II clinical trial and thus validated the specific receptor targeted by that compound as a target of drugs for the treatment of benign prostatic hyperplasia ("BPH"). These compounds were subsequently withdrawn from clinical trials in 1999 due to drug development concerns unrelated to Synaptic's technology.

         In January 2000, the Company entered into a collaborative arrangement with Kissei Pharmaceutical Co., Ltd. ("Kissei"). Unlike earlier arrangements in which the Company's collaborative partners licensed from the Company previously cloned receptor genes whose endogenous ligands had at the time already been discovered by Synaptic, Kissei is providing funding to the Company for research in which the Company will utilize its genomics technologies on behalf of Kissei to discover and clone novel receptor genes and to discover their endogenous ligands.

         Certain   discussions  in  this  Report  refer  to  various  phases  of preclinical testing and clinical trials. For a description of such phases, see "Government Regulation" below.

Business Objectives

         Synaptic's business objectives are to develop, together with collaborative partners, a broad array of drugs based upon the Company's human receptor-targeted drug design technology, and to license certain of its technology to third parties which will use the technology in their drug development efforts. In order to achieve its objectives the Company employs five principal strategies.

         To Discover and Clone G Protein-Coupled Receptor Genes

         The first strategy of the Company is to aggressively discover and clone G protein-coupled receptor genes and to aggressively seek patent protection for such discoveries.

         The Company's original approach to gene discovery was a targeted genomics approach, which involves the use of the Company's molecular biology expertise to discover and clone receptor genes within families of GPCRs identified by the Company as being of particular interest based upon their potential role in certain physiological disorders. During the past several years, the Company has successfully developed an array of proprietary technologies related to a nontargeted approach to the discovery of GPCRs. These technologies involve molecular biology, cell biology and bioinformatics algorithms. The receptor discoveries resulting from the nontargeted approach are generally orphan receptors.

         As of February 18, 2000, Synaptic had successfully cloned many receptor genes and had received 50 patents relating to 16 of these receptor genes and related drug discovery systems. In addition, at that date additional patent applications relating to the Company's receptor gene discoveries had been filed in the United States and in other countries.

         To Develop a Broad Array of Functional Genomics Technologies

         The Company's second strategy is to attempt to validate individual GPCRs as drug targets. The Company has discovered, and will continue to attempt to discover, technologies that will facilitate an understanding of the various functions of specific GPCRs in the body. One such technology is an assay, which the Company calls its "Universal Functional Assay," that facilitates the discovery of the endogenous ligands for GPCRs, a critical step in the process of target validation. The Universal Functional Assay allows for the screening of the Company's proprietary endogenous ligand library against orphan receptors of interest. The successful application of the UFA is, however, dependent on the presence of the endogenous ligand for the receptor of interest in the Company's ligand collection. In an attempt to maximize the chances that the endogenous ligand for a particular receptor will be discovered, the Company has developed proprietary algorithms which it employs in deciding how best to enhance and expand its ligand collection.

         To Discover and Design Potential Drugs with Human Receptor-Targeted
             Drug Design Technology

         The Company's third strategy is to discover and design, or to have collaborative partners and other licensees discover and design, potential drugs through the use of the Company's human receptor-targeted drug design technology. The Company and its licensees are using this technology to design, synthesize and optimize compounds for further development. The Company's two approaches to designing and synthesizing compounds include medicinal chemistry and combinatorial chemistry, each of which is supported by the Company's expertise in computer-assisted molecular modeling. With both approaches, the Company's chemists and pharmacologists use their knowledge of the structures of ligands and targeted receptors to design and synthesize initial chemical structures that are then optimized.

         To Leverage Resources and Generate Royalty-Based Revenues

         The Company's fourth strategy is to leverage resources and generate royalty-based revenues through collaborations and licensing arrangements with pharmaceutical companies. As part of this strategy, the Company focuses most of its scientific resources on the discovery of receptor genes and their endogenous ligands, the use of such genes as potential drug targets and the early design phases of the drug discovery process, while relying predominately on collaborative partners and other licensees for preclinical testing, clinical trials and commercialization. With respect to its nontargeted genomics expertise, the Company seeks to establish collaborations in which it utilizes this expertise on behalf of its collaborative partners to discover and clone novel receptor genes present in specific tissues selected by its partners and, together with those partners, attempts to link its receptor discoveries to specific physiological functions. In these arrangements, the Company's collaborative partners would be responsible for all late preclinical and clinical development activities, as well as commercialization of any drug resulting from any such arrangement. The Company may also, as part of this strategy, seek to license certain of its receptor discoveries to pharmaceutical companies, which would then be solely responsible for any research necessary to evaluate the licensed discoveries as potential drug targets and for any drug discovery and development efforts focused on these discoveries.

         The Company's collaborative and licensing arrangements generally provide for the payment to the Company of milestone payments upon the occurrence of certain events and royalties tied to net sales of any drugs resulting from the use of the Company's technology. The collaborative arrangements may also provide for financial support for the Company's research. By pursuing the objective of leveraging resources and generating royalty-based revenues, Synaptic benefits from the expertise and resources of its partners and other licensees, while simultaneously maintaining relatively low capital requirements. See "Joint Research Programs" and "Other Licensees' Programs" below."

         To Retain Ownership of Certain Products

         The Company's fifth strategy is to retain ownership rights to certain products developed through the use of its technology. The Company is seeking to implement this strategy in a variety of manners, including the exploration of and entry into collaborations with pharmaceutical companies in which the Company increases its participation in and funding of drug development activities conducted as part of such collaborations. Through such arrangements, the Company believes that it may be able to gain access to additional chemistry, in vivo pharmacology and preclinical and clinical expertise, as well as to retain a greater portion of the downstream financial benefits associated with the commercialization of any products resulting from such arrangements. In January 1998, the Company entered into a collaboration with Grunenthal in which the Company participates in and may fund a portion of the drug development activities conducted as part of the collaboration. See "Grunenthal Collaboration" under "Joint Research Programs" below.

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

         Many different kinds of receptors involved in cellular communication exist in the human body. Receptors are first classified into categories, called "superfamilies," based upon similarities in their biochemical and structural properties. There are four principal superfamilies of receptors: the G protein-coupled receptor superfamily, the receptor protein-tyrosine kinase superfamily, the ligand-gated ion channel superfamily and the intracellular receptor superfamily. The receptors included within each superfamily are then subcategorized into groups, called "families," based upon the specific ligands with which they interact. Examples of receptor families within the GPCR superfamily are the serotonin, adrenergic, neuropeptide Y ("NPY") and galanin families of receptors. Each member of each family is called a "receptor subtype." If the ligand with which a receptor interacts is not known, the receptor is called an "orphan receptor."

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

         Receptor-Based Drug Therapy--The Traditional Approach

         Many illnesses arise because of abnormalities in intercellular communication, and the concept of receptor-based drug therapy was developed to address this problem. The goal of receptor-based drug therapy is to develop drugs that will interact with the receptor believed to be associated with the targeted abnormality, thereby inhibiting or enhancing the cascade of events that is mediated by the receptor. A number of receptor-based drugs have been developed and are currently being marketed. In general, however, these drugs do not differentiate among receptor subtypes and, while they may indeed interact with the targeted receptor subtypes, thereby having some therapeutic effect, they may also interact with other receptor subtypes within the same family as the targeted receptor subtypes. These other receptor subtypes may be associated with other physiological functions, and interactions of these drugs with them often result in undesirable side effects. In addition, many of these drugs have limited therapeutic utility because they must be used in suboptimal doses in order to minimize these side effects.

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


Synaptic's Human Receptor-Targeted Drug Design Technology

         Advantages Over Traditional Approach

         Since its inception, Synaptic's goal has been to develop a technology that will facilitate the design and development of drugs that are safer and more efficacious than existing drugs. Toward that end, the Company has developed, and continues to refine and expand, its human receptor-targeted drug design technology. The Company believes that this technology can overcome the limitations of the traditional approach to drug discovery. This technology makes it possible not only to clone receptors previously believed or known to exist, but also to discover and clone receptors which had previously been undetectable in animal tissues because they were present in concentrations too low to detect using traditional pharmacological techniques. In addition, the Company believes that the expansion of its technology platform to facilitate the discovery of the endogenous ligands for orphan receptors and to determine their functions will enable it to extend its reach into the drug discovery process. The Company believes that a number of its newly discovered receptors will provide opportunities for the design of novel drugs. In addition, the Company believes that its ability to access and to use individual cloned human receptors in its and its licensees' drug design efforts will yield safer and more effective drugs than those currently available. Synaptic further believes that its technology may make the drug development process more predictive and cost-effective than the traditional approach because the Company and its licensees can eliminate or redesign nonsubtype-selective compounds and compounds that react poorly with human targets at an early stage of the process rather than at the costly later stages of preclinical testing and clinical trials. Finally, drugs developed through the use of the Company's human receptor-targeted drug design technology will be small molecule drugs which offer possibilities of avoiding specialized delivery approaches and which may be delivered orally.

         The Company also believes that its success in the discovery of receptors will enable it to further refine the understanding of many disease processes. There is increasing evidence to suggest that some disorders may actually involve the malfunctioning of any one of a variety of receptors included within different receptor families. For example, in the case of obesity, there are pharmacological data indicating that NPY, galanin and serotonin receptors are involved in controlling food intake. As a result, more than one drug could be developed to treat obesity, but such drugs would work through different biological mechanisms by exerting their therapeutic effects by interacting with receptor subtypes belonging to different families. The Company believes that its human receptor-targeted drug design technology may make it possible to discover two or more separate drugs that could benefit distinct patient populations whose symptoms (for example, obesity), while identical, stem from different physiological disorders and therefore require different treatments.

       Industry-Shift from Traditional Approach Towards Use of Cloned Receptors

         Over the past decade, most of the major pharmaceutical companies have developed a keen interest in using cloned receptors in at least some of their drug discovery efforts. This interest coincides with, and may in part be responsible for, the worldwide race to sequence the entire human genome. While worldwide genomics efforts have resulted in the development of new technologies which greatly accelerate the pace at which new receptors are discovered, most of these discoveries are orphan receptors. Without information regarding the endogenous ligands of these receptors, it is difficult to hypothesize about their role in specific physiological functions. As a result, these newly discovered receptors are, and will continue to be, of limited value as targets for the design and development of drugs until their biological roles are determined.

         As the new millennium commences, a principal focus of the biotechnology and pharmaceutical industries is upon utilizing the vast body of data being generated with respect to cloned receptors to better understand these receptors, their physiological functions and their potential as targets for the design and development of drugs that are safer and more efficacious than existing drugs. Synaptic believes that its human receptor-targeted drug design technology will play an important role in both the discovery of new receptors and the elucidation of the functions of newly discovered receptors and their potential as drug targets.

         Overview -- The Three Principal Steps

         The Company's human receptor-targeted drug design technology has three principal steps:

         (i) Genomics. Genomics is the discovery and cloning of the genes that code for receptors. In this step, the Company's molecular biologists employ genetic engineering techniques, molecular biology technologies, automated gene sequencing and bioinformatics to discover and clone receptor genes. Many of the component technologies in this step are proprietary to the Company.

         (ii) Functional Genomics. Functional genomics is the term which comprises the technologies involved in the process of target validation. For example, certain functional genomics technologies facilitate the discovery of the endogenous ligands for receptors and, thus, the biological roles of such receptors in the body, while others involve assays that facilitate both the search for compounds that are selective for the receptors of interest and the use of selective compounds in various animal models of behavior and physiology in an attempt to provoke a response in an animal model system that might indicate the role of such receptors in the body. Observation of a response in an animal model constitutes a confirmation, or "proof of concept,"of a role of the receptors targeted by the selective compounds and provides an opportunity to develop hypotheses concerning the possible therapeutic utility of drugs that act at the receptors of interest. There is no guarantee, however, that effects seen in animals will also occur in humans. The downstream steps in the process of target validation include preclinical testing and Phase I and Phase II clinical trials. These steps are currently performed by Synaptic's collaborative partners or licensees.

         (iii) Chemistry: Compound Design and Optimization. Chemistry, as it relates to Synaptic's human receptor-targeted drug design technology, involves two principal activities: the design and synthesis of compounds which are selective for the receptor of interest and which can thus be used in proof of concept studies; and, following proof of concept, the optimization of selective compounds to arrive at a compound which has the desired pharmacological profile and which can thus proceed through preclinical testing and clinical trials.


Drug Discovery Paradigm

         Set forth below is a diagram of the Drug Discovery Paradigm, which illustrates various steps in the drug discovery process and the role that Synaptic's human receptor-targeted drug design technology plays in this process.


                        DRUG DISCOVERY PARADIGM -- 2000
                        ===============================


 /--------------Synaptic Expertise------------/------"Big Pharma"-------------/

 /---Genomics---/--------------------Functional Genomics----------------------/

Gene Discovery   Functional Screening                Preclinical
 and Cloning     Assays     Assays                   Pharmacology
+-----+------+------+------+------+--------+-------+------+------+----------+
+     +      +      +      +      +        + Proof +      +      + Validated+
+     +      +      +      +      +        +  of   +      +      +  Targets +
+     +      +      +      +      +        +Concept+      +      +          +
+-----+------+------+------+------+--------+-------+------+------+----------+
                      Endogenous   Compound                Phase I
                       Ligand       Design and              Phase II
                        Identif-    Optimization             Efficacy Trials
                         ication


Research and Drug Discovery Programs: Focus on G Protein-Coupled
 Receptor Superfamily

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

         The Company chose to focus on the GPCR superfamily because it believes that this superfamily provides the optimum opportunity for the exploitation of its human receptor-targeted drug design technology. First, it is known that G protein-coupled receptors play a major role in intercellular communication and that drugs that block ("antagonists") or enhance ("agonists") their activity have therapeutic utility. Examples of such drugs include: Zantac(R), a histamine receptor antagonist for the treatment of ulcers; Claritin(R), a histamine receptor antagonist for the treatment of allergy; Propulsid(R), a serotonin receptor agonist for the treatment of gastric motility disorder; Imitrex(R), a serotonin receptor agonist for the treatment of migraine headache; and Hytrin(R), an adrenergic receptor antagonist for the treatment of hypertension and urinary retention resulting from benign prostatic hyperplasia ("BPH"). Second, there is a large body of knowledge about some of the basic structural elements of drugs that interact with these receptors that has accumulated over the years from which the Company and its collaborative partners and licensees can draw in beginning their drug discovery programs. Third, the GPCR superfamily is extremely large and, based on several estimates, exceeds 1,000 receptor subtypes belonging to more than 45 known families and an unknown number of additional families the endogenous ligands of which either have not yet been identified or have been identified but have not been publicly disclosed.

         The Company's human receptor-targeted drug design technology is being utilized or has been utilized in a number of different research and drug discovery programs. Some of these programs are currently being conducted by the Company independently. Others may have been conducted by the Company independently or in collaboration with pharmaceutical companies but are currently inactive and available for licensing by the Company. Finally, some of the programs are being conducted by the Company in joint research programs with its collaborative partners or by the Company's licensees.

         Total operating expenses incurred by the Company for each of the fiscal years 1999, 1998 and 1997 were $19,652,000, $19,576,000 and $17,853,000, respectively, of which approximately $1,759,000, $7,182,000 and $9,785,000, respectively, was funded by the Company's collaborative partners during such years. In 1998, the Company increased its internal research and development spending in part as a result of the expiration of its collaboration with Novartis and the termination of the associated research funding provided by Novartis. The Company again increased internal research and development spending during 1999, in part as a result of the July 31, 1999 expiration of its collaboration with Lilly and the termination of the associated research funding provided by Lilly and the February 28, 1999 expiration of its collaboration with Merck and the termination of the associated research funding provided by Merck.

         Certain of the programs in which the Company's human receptor-targeted drug design technology is being or has been utilized are summarized in the following table:

                               Summary of Certain
                      Research and Drug Discovery Programs


                                                                    Types [and
                                                                    Number] of
                                                                Issued U.S. and
Programs(1)              Subject Matter    Primary Indications  Foreign Patents
--------------------------------------------------------------------------------

Company Programs
----------------
  Genomics Research     Gene Discovery     All Potent'l GPCR-based      --
                          and Cloning
  Functional Genomics
     Research           Target Validation  All Potent'l GPCR-based      --
     Undisclosed        --                 Urology                      --
     Undisclosed        --                 Obesity                      --
     Galanin            Galanin            Obesity, Diabetes,       Receptor [1]
                                            Alzheimer's Disease,
                                            Depression and Pain
     Neuropeptide Y     NPY                Depression and Pain     Receptor [10]

   Alpha 1a Antagonist  Alpha 1a           BPH                   Funct'l Use [9]
                                                                 Receptor [3]
                                                                 Chemistry [3]

Joint Research Programs
-----------------------
   Grunenthal           Undisclosed        Pain                        --
   Kissei               Gene Discovery     Undisclosed                 --
                            and
                         Cloning/Target
                         Validation

Programs of Licensees
---------------------
   Lilly                Serotonin          Acute Migraine,       Funct'l Use [1]
                                           Depression            Receptor [31]
                                            and Obesity

   Novartis             NPY                Obesity               Receptor [10]

   Glaxo                Alpha 1a,1b or 1d  (2)                   Receptor [4]
--------------------------------------------------------------------------------

(1) The Company's technology is being utilized by certain of the Company and its licensees in drug discovery programs in addition to those programs referenced in the above table. The subjects of such programs are confidential to the Company.

(2) Glaxo has a nonexclusive license to use Synaptic's alpha 1 receptors for certain purposes, but is not required to provide Synaptic with any information regarding such use unless it files an NDA for a royalty-bearing compound under its agreement with Synaptic. Glaxo has not notified Synaptic of any such NDA filing.

Company Programs

         Genomics and Functional Genomics Research

         The Company began its genomics program in 1988 shortly following its inception and has since that time discovered the genes that code for many G protein-coupled receptors. The Company continues to place considerable emphasis on receptor gene discovery and, accordingly, continues to devote substantial resources to its genomics program. Gene discovery is, however, just the first step in the long process of drug discovery. In order for receptors to have value as drug targets in the drug discovery process, it is imperative that their functions in the body be determined. As a result, the Company is committing significant resources to the development and utilization of technologies designed both to facilitate the discovery of the endogenous ligands for its orphan receptor discoveries and to further the overall process of validating receptors for which the endogenous ligands have been discovered as targets of drugs for specific physiological disorders.

                  Galanin Program

         One focus of the Company in its functional genomics program has been the galanin family of receptors. The neurotransmitter galanin is widely distributed in the gastrointestinal tract and the brain. There are a number of possible therapeutic applications for drugs that modulate galanin receptors, including the treatment of obesity, diabetes, Alzheimer's Disease, depression and pain. Most of the research done to date with galanin has focused on its role in the control of food intake. Injection of galanin into the brain has been shown to produce an increase in food intake in satiated rats. As a result, galanin receptor antagonists might result in a reduction of food intake and may thus be useful in the treatment of obesity. The immediate objective of this program is to achieve proof of concept of the biological function of one or more galanin receptors in animal model systems.

         To date, the discovery and cloning of the genes for three of these subtypes have been reported. The Company believes that it is responsible for the discovery of two of the three reported genes that code for galanin receptor subtypes. As of February 18, 2000, the Company had been issued one patent relating to the GALR2 receptor subtype. As of that date, additional patent applications relating to the Company's galanin discoveries had been filed in the United States and in other countries.

         In July 1997, the Company entered into a collaboration with Warner-Lambert to identify and develop galanin receptor subtype-selective compounds for a variety of therapeutic applications. As part of this program, the Company and Warner-Lambert identified galanin receptor subtype-selective compounds. Under the terms of its agreement with Warner-Lambert, Synaptic granted Warner-Lambert an exclusive worldwide license under certain of its patent rights to develop and commercialize galanin agonists and antagonists. In May 1999, this license automatically terminated upon the termination of the agreement. Synaptic is now seeking to license this program to a third party. There can be no assurance that Synaptic will be successful in licensing this program to a third party or that any licensee would be successful in developing galanin receptor subtype-selective compounds.

                  NPY Program

         Neuropeptide Y is a neurotransmitter that is widely distributed in the nervous system and gastrointestinal tract. Evidence from both pharmacological studies and molecular cloning demonstrates the existence of multiple NPY subtypes. NPY exerts a multitude of actions in the body which indicate potential roles for the control of appetite, pain, affective disorders, circadian function, vasoconstriction, and gastrointestinal motility. In addition, the administration of NPY has been shown to greatly enhance food ingestion in several species, and selective antagonists of the Y5 receptor subtype suppress appetite and lead to loss of body weight in rodents. In addition to its role in feeding, the Y5 receptor appears to mediate circadian function, play a role in the control of body temperature, and may suppress seizure disorders. NPY has also been shown to reduce plasma extravazation in a neurogenic model of migraine headache, as well as to constrict blood vessels in a "cranial window" model for that same condition, both through the Y2 receptor subtype.

         To date, the discovery and cloning of the genes for four NPY receptor subtypes have been reported. The Company believes that it is responsible for the discovery of three of these subtypes, the Y2, Y4 and Y5 receptor subtypes. As of February 18, 2000, the Company had been issued ten patents relating to these receptors. As of that date, additional patent applications had been filed in the United States and in other countries.

         The Company's NPY technology and related intellectual property, insofar as they relate to obesity and cardiovascular disease, are subject to licenses granted by the Company to Novartis. See "Novartis Programs" under "Other Licensees' Programs" below.

                  Alpha 1a Antagonist Program

         Alpha adrenergic receptors are activated by the neurotransmitter norepinephrine (noradrenaline). The alpha adrenergic receptors serve a critical control function in regulating involuntary physiological functions, such as blood pressure, heart rate and smooth muscle tone, and thus may serve as important tools in the management of many disorders.

         Until 1982, only two alpha adrenergic receptors (alpha-1 and alpha-2) were believed to exist. Since then, scientists have discovered that the alpha adrenergic receptor family contains at least six subtypes (alpha- 1a, 1b and 1d and alpha-2a, 2b and 2c). The Company believes it is responsible for the discovery of the genes that code for the human alpha-1a, -1b, -1d and -2b receptors. As of February 18, 2000, the Company had received six patents relating to these genes and related drug discovery systems. As of that date, additional patent applications relating to certain of these genes had been filed both in the United States and in other countries.

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

         The Company's first drug discovery program involving the alpha 1 adrenergic receptors focused on the condition known as benign prostatic hyperplasia ("BPH"). BPH is a pathology of the prostate, a walnut-sized gland in men that surrounds the urethra as it exits the bladder. As men age, cells in the prostate proliferate, causing growth in the prostatic tissue which in turn results in pressure on the urethra. Common symptoms of BPH include urinary retention, hesitancy or difficulty initiating the stream of urine, urinary frequency, a sense of urgency and a sensation of incomplete emptying of the bladder. The incomplete emptying of the bladder caused by BPH can also lead to urinary tract infections and bladder damage. In severe cases, the flow of urine can become completely blocked and lead to kidney failure.

         Through the use of its alpha adrenergic drug discovery systems and by means of in vivo studies in animals, Synaptic discovered that different alpha 1 adrenergic receptor subtypes are involved in the control of prostate musculature and blood pressure: the alpha-1a receptor subtype is responsible for contraction of prostate musculature and other alpha-1 receptor subtypes are involved in the regulation of blood pressure. This discovery confirmed the Company's hypothesis that many of the side effects caused by nonselective alpha-1 adrenergic antagonists that were available for the treatment of BPH stemmed from their lack of selectivity for the receptor subtype involved in relaxation of prostate musculature.

         The Company, in collaboration with Merck, used the Company's drug discovery systems to design compounds that block the activity of the alpha-1a receptor subtype, but that have minimal affinity for alpha-1b and alpha-1d receptor subtypes. In studies involving the administration of alpha-1a selective antagonists to animals, "proof of concept"--that the alpha-1a receptor subtype is an appropriate target of drugs for the treatment of symptoms associated with BPH--was demonstrated. Further, one of the compounds resulting from the collaboration was found in a Phase IIa clinical trial to be efficacious in the treatment of BPH without cardiovascular side effects seen with currently available nonselective alpha-1 adrenergic antagonists, thereby validating the alpha-1a receptor subtype as a target of drugs for the treatment of BPH. Due to drug development concerns unrelated to Synaptic's technology, Merck withdrew this compound from clinical trials in 1999 and subsequently terminated its efforts to develop an alpha-1a antagonist for BPH.

         As of February 18, 2000, the Company had been issued 15 patents relating to its BPH program, nine of which are functional use patents that cover the use of alpha-1a antagonists having defined degrees of selectivity for the alpha-1a receptor subtype relative to one or both of the other alpha-1 receptor subtypes for the treatment of BPH (the "BPH use patents"), three of which relate to the human alpha-1a adrenergic receptor subtype and three of which cover selective alpha-1a antagonists. As of that date, additional patent applications had been filed in the United States and in other countries.

         Under the terms of its agreement with Merck, Synaptic had granted Merck a nonexclusive worldwide license under certain of its patent rights, including the Company's alpha adrenergic receptor patents and patent applications, to develop and commercialize alpha-1a antagonists. In addition, Synaptic had granted Merck an exclusive worldwide license to use Synaptic's alpha-1a selective compounds and know-how, as well as an exclusive worldwide license under certain of the Company's patent rights, including the BPH use patents and related patent applications, for the same purpose. In March 2000, these licenses automatically terminated upon the termination of the Merck agreement. Merck continues to have a non-exclusive license to use certain Synaptic know-how. However, Synaptic is now free to license its technology and patent rights relating to the BPH program to third parties and is currently seeking licensees for such patent rights. There can be no assurance that Synaptic will be successful in licensing this technology and related patent rights to third parties or that any licensee would be successful in developing an alpha-1a antagonist for the treatment of BPH.


Joint Research Programs

         A key element of the Company's business strategy has been to leverage resources and to attempt to generate royalty-based revenues through collaborative and licensing arrangements with pharmaceutical companies. The Company is currently collaborating with two pharmaceutical companies pursuant to: (i) the Cooperation Agreement dated as of January 12, 1998, as amended (the "Grunenthal Agreement"), with Grunenthal GmbH ("Grunenthal") and (ii) the Collaborative Research and License Agreement dated as of January 24, 2000 (the "Kissei Agreement"), with Kissei. Concurrently with the establishment of these collaborative arrangements, the Company granted certain rights with respect to its technology and patent rights to Grunenthal and Kissei. Set forth below is a brief summary of these collaborative arrangements.

         Grunenthal Collaboration

         In January 1998, the Company and Grunenthal entered into the Grunenthal Agreement pursuant to which they agreed to collaborate in the identification and development of drugs for the alleviation of pain. The basis of the collaboration has been the complementary technologies of the two companies. Synaptic has cloned the genes for many receptors whose biological functions are not known. Grunenthal has a broad expertise in various animal models of pain. The work of the collaboration involves the coupling of the Company's human receptor-targeted drug design technology with Grunenthal's expertise in pain-related technology in an attempt first to identify receptors that could be targets of drugs that alleviate pain and then to design and develop drugs targeted to such receptors.

         Under the terms of the Grunenthal Agreement, Synaptic agreed to make available to Grunenthal for evaluation all receptors (to the extent not already licensed exclusively to a third party) cloned by Synaptic for which there is evidence of a role in the mediation of pain or whose function has not yet been elucidated but which were first cloned by Synaptic from tissues known to be so implicated. Synaptic further agreed not to pursue such receptors, independently or with any third party, as targets of potential drugs for the alleviation of pain during the evaluation period applicable to the receptors or during the period over which activities involving any such receptor are being jointly conducted with Grunenthal.

         The terms of the Grunenthal Agreement provide that the companies are responsible for their own expenses incurred during the research stage of any project undertaken as part of the collaboration but will each be responsible for 50% of all development costs incurred as part of the project with respect to any resulting drug candidates up to the commencement of Phase III clinical trials. Synaptic will retain manufacturing and marketing rights in the United States, Canada and Mexico with respect to any drug candidates resulting from the collaboration, while Grunenthal will retain manufacturing and marketing rights in Europe, Central America (other than Mexico) and South America with respect to any such candidates. The two companies will share these rights in all other countries. With respect to each country in its own territories and in the shared territories in which it desires to market a drug candidate, each of Synaptic and Grunenthal will be responsible for conducting Phase III clinical trials, if required, for obtaining any necessary regulatory approval, and for all associated costs.

         Kissei Collaboration

         In January 2000, the Company and Kissei entered into the Kissei Agreement pursuant to which they agreed to collaborate in an effort in which Synaptic will conduct both a genomics and functional genomics program on behalf of Kissei in an attempt to clone genes that code for G protein-coupled receptors from tissues selected by Kissei and to identify the ligands for such receptors, and Kissei will attempt to discover and develop compounds that act at such receptors. The term of the collaboration is three years.

         Under the terms of the Kissei Agreement, Kissei will provide the Company with funding to support Synaptic's research. Kissei will have the opportunity to select up to a certain number of receptors that are discovered by Synaptic during the course of the collaboration and to receive an exclusive worldwide license to use the selected receptors to develop, manufacture and market drugs that act through such receptors. Kissei's license will convert to a nonexclusive license in all countries except Japan following its achievement of certain milestones. In consideration for this license, Kissei will be required to pay the Company license fees, milestone payments and royalty payments on each drug that reaches the marketplace.

         Kissei has the right to terminate the Kissei Agreement effective in January 2001, 2002 or 2003 upon at least three months' prior written notice. In the event of any such termination, Kissei will not be required to provide the Company with any research funding that has not come due prior to such termination.


Other Licensees' Programs

         In addition to the licenses granted in connection with the Company's ongoing collaborative arrangements, licenses to certain of the Company's technology and patent rights have been granted to three other pharmaceutical companies pursuant to: (A) the Research, Option and License Agreement dated as of January 25, 1991, as amended (the "Lilly Agreement"), with Lilly; (B) the Research and License Agreement dated as of August 4, 1994, as amended (the "First Novartis Agreement") and the Research and License Agreement dated as of May 31, 1996 (the "Second Novartis Agreement," and together with the First Novartis Agreement, the "Novartis Agreements"), with Novartis; and (C) the Option and License Agreement dated as of March 2, 1998 (the "Glaxo Agreement"), with Glaxo Group Limited ("Glaxo"). The Lilly and Novartis licenses were granted concurrently with the establishment by Synaptic of collaborative arrangements with such companies. While the Novartis collaboration and the Lilly collaboration ended in August 1998 and July 1999, respectively, the associated licenses continue for the respective periods provided in the Novartis Agreements and the Lilly Agreement.

         Lilly Programs

         Serotonin is one of the major neurotransmitters of the body. It affects mood, sleep rhythms, sexual functions, appetite, temperature control, gastro-intestinal movement and the cardiovascular, pulmonary and genito-urinary systems. Drugs that inhibit or enhance the actions of serotonin have proven to be effective in the treatment of an array of disorders, such as migraine headache, depression and anxiety. However, many of the serotonergic drugs currently available were designed without the use of cloned serotonin receptor subtype genes and some of these drugs have unacceptable side effect profiles. It is generally believed that the poor side effect profiles stem from the interaction of these drugs with multiple serotonin receptor subtypes. The serotonin family is extremely large, comprising at least 14 receptor subtypes. While each of these receptor subtypes may be implicated in a physiological function distinct from the other subtypes, all of the receptor subtypes respond to the neurotransmitter serotonin--and may be responding to nonsubtype-selective drugs. As a consequence, a nonsubtype-selective drug intended to exert its effects on one physiological function may in fact have the unintended consequence of exerting its effects on other physiological functions, thereby causing the undesirable side effects.

         Of the 14 serotonin receptor subtype genes that have been discovered and cloned, the Company believes that it is responsible for the discovery of seven. The Company has been issued 32 patents relating to these receptors and related drug discovery systems. Additional patent applications relating to these genes have been filed in the United States and in other countries.

         In 1991, the Company and Lilly began a collaboration to exploit Synaptic's serotonin receptor technology. The basis of the collaboration was Synaptic's discovery of several serotonin receptors and its creation of serotonin receptor drug discovery systems, and Lilly's expertise in serotonin pharmacology, chemistry and drug development.

         During the course of the collaboration, one of the serotonin receptors, the serotonin 1F receptor, was validated as a target for the treatment of migraine headaches. The use of the serotonin 1F receptor as a target allows for the design of compounds that are efficacious in the treatment of migraine and that, in addition, do not carry the cardiovascular side effects associated with currently available serotonin-based drugs for the treatment of migraine headache.

         In addition to migraine headache, there is a wide variety of additional applications for serotonin-based drugs, including potential therapies for the treatment of obesity and novel receptor-based therapies for the treatment of depression. Although many years of research have been committed to the serotonin receptor system by dozens of research teams around the world, the understanding of the biological role of most of the serotonin receptors is still in a very early stage. Considerable work must be done in order to validate many of the serotonin receptors as drug targets.

         Lilly recently informed the Company that it is conducting drug discovery programs focused on a number of serotonin receptor subtypes and therapeutic applications, including migraine headache, obesity and depression, and that receptor subtype-selective compounds have been identified for a number of Lilly's serotonin programs.

         Under the terms of the Lilly Agreement, Lilly received an exclusive worldwide license to use all but two of the Company's existing serotonin drug discovery systems for the development and commercialization of drugs that affect serotonergic transmission. The Company retained the unlimited right to use two of its existing serotonin drug discovery systems and a limited right to use all of its other serotonin drug discovery systems for cross-reactivity screening of compounds in nonserotonin drug discovery programs. Lilly was also granted certain exclusive rights under several of the Company's patents and patent applications.

         The terms of the Lilly Agreement provide that Lilly is responsible for all development, manufacturing, marketing and sales of drugs resulting from the use of Synaptic's technology. The Company will be entitled to receive from Lilly payments upon the achievement of certain drug development milestones and royalties on sales of all drugs developed through the use of the Company's technology. Such royalties will be payable in respect of sales in any country over the period commencing with the date of the first commercial sale of a drug and ending with the expiration of related patent rights in that country. Lilly's milestone and royalty payment obligations under the Lilly Agreement continue, notwithstanding the expiration of the term of the collaboration.

         Novartis Programs

         From August 1994 to August 1998, the Company and Novartis engaged in a collaboration directed primarily to the identification and development of NPY drugs for the treatment of obesity and eating disorders. As part of its collaboration with the Company, Novartis received an exclusive worldwide license to use the Company's NPY receptor subtype drug discovery systems for the limited purpose of developing and commercializing Y5 antagonists, as well as any other NPY drugs, for the treatment of obesity and eating disorders, as well as cardiovascular disorders. Novartis also received rights under several of the Company's patents and patent applications. The license and rights remain exclusive until August 2001, following which time they become nonexclusive.

         Animal studies have shown that NPY is the most potent stimulator of food intake identified to date. As little as one billionth of a gram of NPY injected directly into the hypothalamus, a key brain area that controls appetite, causes well-fed, satiated rats to overeat. Repeated administration of NPY causes continual overeating and obesity.

         A Y5 receptor was initially isolated by the Company's scientists from rat hypothalamus. In laboratory tests, the activity of NPY and related peptides on the Y5 receptor correlates with the ability of these peptides to stimulate feeding in animals. As part of its collaboration with the Company, Novartis then showed in proof of concept studies that several peptides that activated the Y5 receptor preferentially over other known NPY receptors increased food intake in rats. Additional proof of concept studies by Synaptic and Novartis showed that small molecules that selectively block the Y5 receptor significantly reduce food intake in rats and reduce body weight after chronic administration. Based upon these studies, Synaptic believes that the Y5 receptor is a "feeding" receptor, and that compounds that are selective for this receptor subtype may lead to new approaches to the treatment of obesity. The Company's collaboration with Novartis focused on discovering and developing a potent and selective Y5 antagonist for the treatment of obesity. Novartis recently informed the Company that it was continuing its efforts to identify a Y5 antagonist as a development candidate for this obesity program.

         In consideration for the licenses granted to it pursuant to the Novartis Agreements, from August 1994 to August 1998, Novartis provided the Company with funding to support a specified number of the Company's scientists dedicated to work on the collaboration. Novartis will be required to make payments to the Company upon the achievement by Novartis of certain drug development milestones and, subject to certain limitations, to pay the Company royalties on the sale of drugs developed through the use of the Company's technology.

         Glaxo Agreement

         In March 1998, the Company and Glaxo entered into the Glaxo Agreement pursuant to which the Company granted Glaxo a nonexclusive license under the Company's alpha 1 adrenergic receptor patents to develop and sell alpha-1a selective compounds for therapeutic applications other than the treatment of BPH. Synaptic will be entitled to receive royalties on sales of all alpha-1a selective drugs sold by Glaxo so long as Synaptic has an issued patent relating to an alpha 1 adrenergic receptor subtype in at least one major market country at that time.


Terminated Agreements

         The Company had also granted licenses to certain of its technology and patent rights to two other pharmaceutical companies pursuant to (i) the Collaborative Research and License Agreement dated as of July 28, 1997 (the "Warner-Lambert Agreement"), with Warner-Lambert; and (ii) the Research Collaboration and License Agreement dated as of November 30, 1993, as amended (the "Merck Agreement"), with Merck. The Warner-Lambert license terminated in May 1999 upon the termination of the collaboration and the Merck licenses terminated in March 2000 upon the termination of the Merck Agreement.


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

         As of February 18, 2000, the Company had been issued a total of 50 patents relating to the genes that code for various G protein-coupled receptors. These patents expire at various times from 2009 to 2016. In addition, as of that date additional patent applications relating to the Company's receptor gene discoveries had been filed in the United States and in other countries.

         In April 1995, the Company was issued its first functional use patent in the United States. This patent covers the use of selective alpha-1a antagonists for the treatment of BPH. As of February 18, 2000, the Company had been issued a total of nine patents relating to the same subject matter in the United States and in other countries. These patents expire at various times from 2012 to 2016. Additional related or corresponding patent applications of the Company are on file in the United States and in other countries.

         In August 1999, the Company received a functional use patent in the United States covering the use of selective serotonin 1D agonists for the treatment of migraine headache. Additional patent applications relating to the same subject matter have been filed in other countries.

         The Company has also filed patent applications in the United States and in other countries covering its neurotransmitter transporter discoveries. Whereas receptors are protein molecules which bind to and are activated by certain ligands, transporters are protein molecules which serve to terminate the action of certain ligands by carrying them back into the cells from which they are released. As of February 18, 2000, the Company had been issued eight patents relating to six of these transporter discoveries in the United States and in another country. Additional related or corresponding applications have been filed by the Company in the United States and in another country. The Company is no longer actively working on its transporter program. However, the Company is seeking to license its transporter technology to one or more other companies.

         Additional patent applications covering the Company's compound discoveries and other inventions have been filed in the United States and in other countries and the Company expects to file additional patent applications in the future.

         The Company has granted certain rights under several of its patents and patent applications to Lilly, Novartis, Grunenthal, Glaxo and Kissei.

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

         Also, there can be no assurance that the Company's patents or patent applications will not be challenged by way of interference proceedings or opposed by third parties or that the Company will not be required to participate in interference proceedings or oppose the patents or patent applications of third parties in order to protect its rights. Interference and opposition proceedings can be expensive to prosecute and defend. In 1998, one of the Company's patent applications on file outside the United States was the subject of an opposition filed by a pharmaceutical company. During the year, a determination favorable to the Company was made in which most of the claims in the Company's patent application were found to be patentable. In November 1998, the Company sought to file an amendment to the patent application pursuant to which certain of the claims that were found not to be patentable would be modified. This amendment was approved by the patent office in such country in February 1999 and the patent, with the modified claims, issued in August 1999. In addition, as of February 18, 2000, one of the Company's patent applications on file in the United States was the subject of an interference proceeding involving an issued patent of a third party, and the Company was seeking to provoke an interference by the United States Patent and Trademark Office between another of its patent applications and an issued patent of a third party. There can be no assurance that the outcome of the interference proceeding or the anticipated interference proceeding will be favorable to the Company. In the event that the outcome of the interference proceedings were unfavorable to the Company, the Company might not be able to practice the subject matter of the relevant patent applications in the United States. Accordingly, an unfavorable outcome in any such proceeding would have an adverse effect on the Company. Even if the ultimate outcome of the interference proceedings is favorable to the Company, the Company's participation in them could result in substantial cost to the Company.

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

         The commercial success of the Company depends in part on the Company's ability to operate without infringing patents and proprietary rights of third parties. The Company is aware of a large number of patents and patent applications of third parties that contain claims to genes that code for G protein-coupled receptors, ESTs of novel GPCRs and/or compounds that interact with GPCRs. Patents issued to others may preclude the Company from using or licensing certain of its receptor discoveries or may preclude the Company or its collaborative partners and other licensees from commercializing drugs developed with the use of the Company's technology. The Company has acquired a license to use certain technologies covered by a patent owned by Columbia University. The Columbia University license is a worldwide nonexclusive license to manufacture, use, sell and sublicense drugs derived from the use of certain recombinant DNA technology. In consideration for such license, the Company has agreed to pay royalties on sales of drugs developed through the use of such license. The term of the license extends until the expiration of the last to expire of the patent rights covered by the license. The Company may be required to obtain additional licenses to patents or other proprietary rights of other parties in order to pursue its own technologies. No assurance can be given that any such additional licenses would be made available on terms acceptable to the Company, if at all. The failure to obtain such licenses could result in delays in the Company's or its collaborative partners' or licensees' activities, including the development, manufacture or sale of drugs requiring such licenses, or preclude such development, manufacture or sale.

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

         The Company is aware of many pharmaceutical and biotechnology companies that are engaged in efforts to develop compounds that interact with G protein-coupled receptor subtypes, including receptor subtypes with which the Company is working. In addition, there are a number of companies and academic and other research institutions engaged in gene sequencing, gene discovery, gene expression analysis and other genomic service businesses. There is a finite number of genes in the human genome, and many competitors are seeking to identify, sequence and determine the biological function of a large number of genes in the shortest time possible in order to obtain a proprietary position with respect to the largest number of novel genes discovered. In addition, the Company is aware that other companies and research institutions have developed genomic databases and are marketing, or have announced their intention to market, their data to competitors of the Company. The Company expects that additional competitors will attempt to establish gene sequence, gene expression or other genomic databases in the future.

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

         Many of the Company's competitors are large biotechnology companies and multinational pharmaceutical companies who may employ in such activities greater financial and other resources, including larger research and development staffs and more extensive marketing and manufacturing organizations, than the Company or its present and future collaborative partners or other licensees. The genomics industry is characterized by extensive research efforts and rapid technological progress. To remain competitive in its genomics efforts, the Company will be required to continue to expand its databases and to enhance the functionality of its bioinformatics and database software. New developments are expected to continue and discoveries by others may render the Company's services and potential products noncompetitive.

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


Employees

         As of February 18, 2000, the Company had 94 full-time employees, 29 of whom hold Ph.D. or M.D. degrees. Of the Company's full-time employees, 76 were engaged directly in scientific research and 18 were engaged in general and administrative functions. The Company's scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, molecular pharmacology, medicinal, structural, combinatorial and computer-assisted chemistry and information systems.

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


Item 2.  Properties

         The Company leases laboratory and office space in a facility at 215 College Road in Paramus, New Jersey. The total square footage currently leased by the Company is 83,843. The lease will expire on December 31, 2015. The Company is currently converting a portion of its space into additional research laboratories and may renovate other portions of its space in 2000 for additional laboratories and offices. The Company believes that the space it currently leases is adequate to accommodate the anticipated administrative and research needs of the Company for the foreseeable future.


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


Item 4.  Submission of Matters to a Vote of Securityholders

         None.

                                     Part II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of the Company trades on The Nasdaq Stock Market under the symbol SNAP. As of February 18, 2000, there were approximately 2,150 holders of record of the Company's Common Stock. No dividends have been paid on the Common Stock to date, and the Company does not currently intend to declare or pay dividends for the foreseeable future.

         The following tables set forth the high and low last trade prices for the Common Stock as reported by The Nasdaq Stock Market for the periods indicated below.


                                 1999 Fiscal Year

                                     High              Low
                                     ----              ----
         1st Quarter 1999            19 1/4            6 1/16

         2nd Quarter 1999            7 1/2             4 1/2

         3rd Quarter 1999            9                 4 1/2

         4th Quarter 1999            7 1/4             4



                                 1998 Fiscal Year

                                     High              Low
                                     ----              ----
         1st Quarter 1998            14                10 7/16

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

(In thousands, except per share information)


                          1999       1998        1997        1996       1995
-------------------------------------------------------------------------------
Total revenues         $  1,855   $   9,352   $ 10,307   $   9,481   $  7,977
Total expenses         $ 19,652   $  19,576   $ 17,853   $  14,319   $ 12,078
Other income, net      $  2,676   $   3,731   $  2,200   $   2,205   $    734
Net loss               $(15,121)  $  (6,493)  $ (5,346)  $  (2,633)  $ (3,367)
Basic and diluted net
   loss per share      $  (1.41)  $   (0.61)  $  (0.66)  $   (0.35)  $  (4.76)
Total assets           $ 48,750   $  64,696   $ 69,402   $  40,355   $ 40,913
Long term debt               --          --         --          --   $    107
Accumulated deficit    $(50,930)  $(35,809)   $(29,316)  $ (23,970)  $(21,337)
Stockholders' equity   $ 47,106   $  62,676   $ 67,704   $  39,040   $ 38,668
-------------------------------------------------------------------------------



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Synaptic Pharmaceutical Corporation ("Synaptic" or the "Company") is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." The Company is utilizing this technology in its genomics program to discover and clone the genes that code for human receptors. The Company and its licensees are also utilizing this technology in functional genomics programs to discover the function of these receptors in the body and thus specific physiological disorders with which they may be associated. The Company and its licensees are in turn utilizing the cloned receptor genes to design compounds that can potentially be developed as drugs for treating these disorders.

         The Company is currently collaborating with Grunenthal GmbH ("Grunenthal"). Concurrently with the establishment of this collaborative arrangement, the Company granted a license to certain of its technology and patent rights to Grunenthal.

         In addition to its ongoing collaborative arrangement, three other pharmaceutical companies, Eli Lilly and Company ("Lilly"), Novartis Pharma AG ("Novartis"), and Glaxo Group Limited ("Glaxo"), have licenses to certain of the Company's technology and patent rights. The Lilly and Novartis licenses were granted concurrently with the establishment of collaborative arrangements with such companies. While the Lilly collaboration and the Novartis collaboration ended in July 1999 and August 1998, respectively, the associated licenses continue for the respective periods provided in these agreements. For convenience of reference, the agreements pursuant to which the licenses referred to in this paragraph and the preceding paragraph were granted are collectively referred to in this Item 7 as the "License Agreements."

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

         Under the License Agreements, the Company may receive one or more of the following types of revenue: contract revenue, license revenue, royalty revenue or revenue from the sales of drugs. Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the collaboration to which it relates and is based upon predetermined funding requirements. Research and development milestone payment revenue is recognized when the related research or development milestone is achieved. License revenue represents non-refundable payments for a license to one or more of the Company's patents and/or a license to the Company's technology. Non-refundable payments for licenses were recognized as they were received or when they became guaranteed. Under each of the License Agreements (other than the Grunenthal Agreement), the Company is entitled to receive royalty payments based upon the sales of drugs that may be developed using the Company's technology or that may be covered by the Company's patents. Under the Grunenthal Agreement, the Company has development and marketing rights in certain territories with respect to drugs, if any, that are jointly identified as part of the collaboration with Grunenthal. Accordingly, the Company may receive revenue from sales in its territories (as defined) of such drugs if it markets them independently or the Company may receive royalty payments if it licenses its marketing rights to a third party. To date, the Company has not received either royalty revenue or revenue from the sales of drugs and the Company does not expect to receive such revenues for a number of years, if at all.

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $50,930,000 at December 31, 1999. The Company expects to continue to incur operating losses for a number of years and may not become profitable, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.


Results of Operations

         Comparison of Fiscal Years Ended December 31, 1999, 1998 and 1997

         Revenues. The Company recognized revenue of $1,855,000, $9,352,000 and $10,307,000 for the fiscal years of 1999, 1998 and 1997, respectively. The decrease of $7,497,000 from 1999 to 1998 was attributable primarily to the following: a net decrease in contract revenue of $5,347,000 resulting from the contractual termination of three of the Company's collaborative arrangements and the receipt in 1998 of $2,000,000 of non-recurring license revenue under the Glaxo Agreement.

         The decrease of $955,000 from 1998 to 1997 was attributable primarily to the following: a net decrease in contract revenue of $2,583,000 resulting primarily from the contractual termination of the Novartis Agreements on August 3, 1998 as well as the reduction in full-time equivalent scientists being funded under another of the License Agreements and a decrease in grant revenue of $372,000, which were offset by the receipt in 1998 of $2,000,000 of non-recurring license revenue under the Glaxo Agreement.

         Research and Development Expenses. The Company incurred research and development expenses of $14,592,000, $15,274,000 and $13,781,000 for the fiscal years of 1999, 1998 and 1997, respectively. The decrease of $682,000, or 4%, from 1998 to 1999 was attributable primarily to: a reduction in compensation and fringe benefit expenses due to a net decrease in headcount as well as corresponding reductions in travel and supply costs, all of which were partially offset by increased rent expense for facilities resulting from previously contracted increases in square footage.

         The increase of $1,493,000, or 11%, from 1997 to 1998 was attributable primarily to increases in compensation and fringe benefit expenses, facility related costs, and research supply costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $5,060,000, $4,302,000 and $4,072,000 for the fiscal years of 1999, 1998 and 1997, respectively. The increase of $758,000, or 18%, from 1998 to 1999 was attributable primarily to increases in: rent expense resulting from previously contracted increases in square footage; and compensation and fringe benefit expenses.

         The increase of $230,000, or 6%, from 1997 to 1998 was attributable primarily to an increase in compensation and fringe benefit expenses.

         Other Income, Net. The Company recorded other income of $2,676,000, $3,731,000 and $2,200,000 for the fiscal years of 1999, 1998 and 1997, respectively. The decrease of $1,055,000 from 1998 to 1999 in other income was primarily due to lower interest income as a result of lower average cash, cash equivalent and marketable securities balances during 1999.

         The increase of $1,531,000 from 1997 to 1998 in other income was primarily due to higher interest income as a result of higher average cash, cash equivalent and marketable securities balances during 1998 which resulted from the receipt of net proceeds from a public offering of its common stock completed in November 1997.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $15,121,000 ($1.41 per share), $6,493,000 ($0.61 per share) and $5,346,000 ($0.66 per share) for the fiscal years of 1999, 1998 and 1997, respectively. The increase in net loss per share of $0.80 from 1998 to 1999 resulted primarily from the recognition of lower total revenue and of higher total expenses.

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

         Operating Trends. Revenues may vary from period to period depending on numerous factors including the timing of revenue earned under the License Agreements and revenue that may be earned under future collaborative and/or license agreements. On January 24, 2000, the Company entered into a research and licensing agreement with Kissei Pharmaceutical Co., Ltd. The Company will recognize revenue under this agreement during 2000 and expects to recognize revenue under this agreement during 2001 and 2002. Under the terms of certain of the License Agreements, revenues may be recognized if certain milestones are achieved. Management continues to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements as well as obtaining financing through equity transactions. The Company continues to monitor its spending level in order to insure that it has enough cash to last through the year 2001.

         Other income, net is expected to decline in 2000 and 2001 as existing funds are utilized to fund the Company's operations.

         Property and equipment spending may vary from period to period depending on numerous factors including: the number of collaborations in which the Company is involved at any given time; replacement due to obsolescence and replacement due to normal wear. Consequently, equipment spending in 2000 is expected to increase from that of 1999.

         At December 31, 1999, the Company held marketable securities with an estimated fair value of $35,907,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sale securities. The following table provides information about marketable securities held by the Company at December 31, 1999:
                                                             Estimated
    Principal Amount and Weighted Average Stated Rate           Fair
                by Expected Maturity                           Value
----------------------------------------------------         ---------
(000's)      2000    2001     2002     2003   Total           (000's)
----------------------------------------------------         ---------
Principal   $6,487  $20,440  $2,500  $6,500  $35,927         $35,907

Weighted
 Average
 Stated
 Rates       6.39%   7.91%   6.50%    5.77%    7.15%             --
----------------------------------------------------        ---------

         The stated rates of interest expressed in the above table may not approximate the actual yield of the securities which the Company currently holds since the Company has purchased some of its marketable securities at other than face value. Additionally, some of the securities represented in the above table may be called or redeemed, at the option of the issuer, prior to their expected due dates. If such early redemptions occur, the Company may reinvest the proceeds realized on such calls or redemptions in marketable securities with stated rates of interest or yields that are lower than those of current holdings, affecting both future cash interest streams and future earnings.

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

         Management believes that it has remedied all of its information technology and non-information technology systems that may have been affected by the year 2000 issue. The Company did not experience any problems or issues arising from the date change from 1999 to 2000. Through 1999, the Company spent less than $50,000 to remedy systems that may have been affected by the year 2000 issue and does not expect any future expenses.


Liquidity and Capital Resources

         At December 31, 1999 and December 31, 1998, cash, cash equivalents and marketable securities aggregated $42,143,000 and $56,378,000, respectively. This decrease was a result of the utilization of these resources to fund the Company's operations.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. If the current biotechnology financing environment remains unfavorable, raising additional capital may be difficult.

         At December 31, 1999, the Company had invested an aggregate of $11,301,000 in property and equipment.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $1,575,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

         At December 31, 1999, the Company had $42,143,000 in cash, cash equivalents and marketable securities. The Company currently intends to utilize these funds primarily to conduct certain of its research programs, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. The Company expects to continue to incur operating losses for a number of years. The Company believes that its cash on hand and cash that it expects to receive through interest payments on its investments, will be sufficient to fund its operations, as well as the Company's share of certain development costs under the Grunenthal Agreement, through the year 2001.

         As of December 31, 1999, the Company had net operating loss carryforwards of approximately $45,000,000 for Federal income tax purposes that will expire principally in the years 2002 through 2019. In addition, the Company had research and development credit carryforwards of $1,610,000 which will expire principally in 2002 through 2018. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to limitations imposed by the Tax Reform Act of 1986, and as a result of a significant change in the Company's ownership in 1993 and 1997, the utilization of $25,000,000 of net operating loss carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited.


Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently intend to engage in derivatives or in hedging transactions, the Company does not anticipate any effect on its results of operations, financial position or cash flows upon the adoption of SFAS 133.


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


Early Stage of Product Development; Technological Uncertainty

         Since its inception in January 1987, the Company has focused its activities on the discovery and cloning of receptor genes and the use of such genes as tools in the design of precisely targeted compounds for a broad range of therapeutic applications. To date, neither the Company nor any of its collaborative partners or other licensees has completed the development of drugs designed with the use of the Company's technology and the Company does not expect that any drugs resulting from its or its collaborative partners' or other licensees' research and development efforts will be commercially available for a number of years, if at all. All compounds discovered by the Company and its collaborative partners and other licensees will require extensive preclinical and clinical testing prior to submission of any regulatory application for commercial use. Extensive preclinical and clinical testing required to establish safety and efficacy will take several years, and the time required to commercialize new drugs cannot be predicted with accuracy. Moreover, potential products that appear to be promising at early stages of development may never reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that potential products are found during preclinical testing or clinical trials to be ineffective or to cause harmful side effects, that they fail to receive necessary regulatory approvals, that they are difficult or uneconomical to manufacture on a large scale, that they fail to achieve market acceptance or that they are precluded from commercialization by proprietary rights of third parties. There can be no assurance that the Company's approach to drug discovery, its research and development efforts or the efforts of Grunenthal, Kissei, Lilly, Novartis or Glaxo, or any future collaborative partner or other licensee of the Company, will result in the development of any drugs, or that any drugs, if successfully developed, will be proven to be safe and effective in clinical trials, receive required regulatory approvals, be capable of being manufactured in commercial quantities at reasonable costs or be successfully commercialized. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, including clinical or regulatory delays, unexpected adverse effects and inadequate therapeutic efficacy, would slow or prevent product development efforts of the Company and its collaborative partners and other licensees and have a material adverse effect on the Company's operations.


Dependence on Collaborative Partners and  Licensees for  Development, Regulatory
  Approvals, Manufacturing, Marketing and Other Resources

         A key element of the Company's business strategy is to leverage resources by entering into collaborative and licensing arrangements with pharmaceutical companies. Under the Company's agreements with Kissei, Lilly and Novartis, the Company's collaborative partners and licensees are each responsible for conducting preclinical testing and clinical trials of compounds developed through the use of the Company's technology, obtaining regulatory approvals and manufacturing and commercializing any resulting drugs. Under the Grunenthal Agreement, Grunenthal is responsible for conducting certain preclinical testing and clinical trials of compounds developed through the use of the Company's technology. The Company has no involvement in the research and development activities of Glaxo under the Glaxo Agreement. As a result, the Company's receipt of revenues (whether in the form of drug development milestones, royalties on sales or net sales proceeds) in respect of drugs resulting from its collaborative and licensing arrangements is dependent upon the activities of its collaborative partners and other licensees. The amount and timing of resources dedicated by the Company's collaborative partners and other licensees to the development of drugs that would be subject to royalties payable to the Company are not within the Company's control. Moreover, there can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners or other licensees, that one or more of the Company's collaborative partners or other licensees will not develop independently or with third parties drugs that could compete with drugs of the types covered by their arrangements with the Company, or that disagreements over rights or technology or other proprietary interests will not occur.

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


History of Operating Losses and Accumulated Deficit

         The Company has incurred significant operating losses since its inception in January 1987. At December 31, 1999, the Company's accumulated deficit was $50,930,000. Losses have resulted principally from costs incurred in connection with the Company's research and development activities and from general and administrative costs associated with the Company's operations. The Company expects to continue to incur substantial operating losses at least over the next several years and expects losses to increase as research funding under its collaborative arrangements diminish. As of December 31, 1999, the only revenues generated by the Company had resulted from payments under collaborative and license agreements, and government grants under the SBIR program of the National Institutes of Health. The Company's revenues, expenses and losses may fluctuate from quarter to quarter and year to year. Research payments under the Novartis Agreements expired in 1998, research payments under the Merck Agreement expired in February 1999, and research payments under the Lilly Agreement expired in July 1999. The Company anticipates that there will initially be little, if any, biological knowledge regarding many of its future gene discoveries and, as a result, it may have fewer opportunities to enter into collaborative arrangements focused on such discoveries. The Company does not expect to achieve revenues or royalties from sales of drugs for a number of years, if at all. The Company will not achieve revenues or royalties from drug sales unless it or one of its collaborative partners or other licensees successfully completes clinical trials with respect to a drug candidate, obtains regulatory approvals for that drug candidate and commercializes the resulting drug. Failure to achieve significant revenue or profitable operations could impair the Company's ability to sustain operations and there can be no assurance that the Company will ever achieve significant revenues or profitable operations.


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


Lack of Sales and Marketing Capability

         The creation of infrastructure to commercialize pharmaceutical products is a difficult, expensive and time-consuming process. Synaptic currently has no sales or marketing capability. To market directly any product it may develop, the Company would need to establish a marketing and sales force with technical expertise and distribution capability or contract with other pharmaceutical and/or health care companies with distribution systems and direct sales forces. There can be no assurance that the Company would be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for licensing arrangements. To the extent that the Company enters into co-promotion or licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that any such efforts will be successful.


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

Item 8.           Financial Statements



                       SYNAPTIC PHARMACEUTICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS





                                                                            Page
                                                                            ----
Report of Independent Auditors...............................................38

Balance Sheets at December 31, 1999 and 1998.................................39

Statements of Operations and Comprehensive Income (Loss) for the years ended
 December 31, 1999, 1998 and 1997............................................40

Statements of Stockholders' Equity for the years ended
 December 31, 1999, 1998 and 1997............................................41

Statements of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997............................................43

Notes to Financial Statements................................................44

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
SYNAPTIC PHARMACEUTICAL CORPORATION

         We have audited the accompanying balance sheets of Synaptic Pharmaceutical Corporation as of December 31, 1999 and 1998, and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synaptic Pharmaceutical Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                            ERNST & YOUNG LLP


Hackensack, New Jersey
February 4, 2000

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS

(in thousands, except share and per share information)


December 31, 1999 and 1998

Assets                                                   1999            1998
-------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                          $  6,236     $  16,590
    Restricted cash                                          --           600
    Marketable securities--current maturities             6,471         7,133
    Other current assets                                    847         1,064
-------------------------------------------------------------------------------
        Total current assets                             13,554        25,387
Property and equipment, net                               5,186         5,733
Marketable securities                                    29,436        32,655
Patent and patent application costs,
 net of accumulated amortization
    (1999--$1,801; 1998--$1,454)                            574           921
-------------------------------------------------------------------------------
                                                       $ 48,750     $  64,696
===============================================================================


Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------
 Current liabilities:
    Accounts payable                                  $     486     $     966
    Accrued liabilities                                     525           645
    Accrued compensation                                    386           326
    Deferred revenue                                         --            83
-------------------------------------------------------------------------------
        Total current liabilities                         1,397         2,020

Deferred rent obligation                                    247            --

Stockholders' equity:
    Preferred Stock, $.01 par value;
     authorized--1,000,000 shares
    Common Stock, $.01 par value;
     authorized--25,000,000 shares;
     issued and outstanding--10,764,661 shares
     in 1999 and 10,711,374 shares in 1998                  108           107
    Additional paid-in capital                           98,719        98,516
    Accumulated other comprehensive income--net
     unrealized  losses on securities                      (791)          (77)
    Deferred compensation                                    --           (61)
    Accumulated deficit                                (50,930)       (35,809)
-------------------------------------------------------------------------------
           Total stockholders' equity                    47,106        62,676
-------------------------------------------------------------------------------
                                                      $  48,750     $  64,696
===============================================================================


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


(in thousands, except share and per share information)


For the Years Ended December 31, 1999, 1998 and 1997


                                          1999         1998       1997
-------------------------------------------------------------------------

Revenues:
    Contract revenue                 $   1,855      $  7,202   $   9,785
    License revenue                         --         2,000          --
    Grant revenue                           --           150         522
-------------------------------------------------------------------------
        Total revenues                   1,855         9,352      10,307

Expenses:
    Research and development            14,592        15,274      13,781
    General and administrative           5,060         4,302       4,072
-------------------------------------------------------------------------
        Total expenses                  19,652        19,576      17,853
-------------------------------------------------------------------------
Loss from operations                  (17,797)       (10,224)     (7,546)

Other income, net:
    Interest income                      2,674         3,603       2,205
    Interest expense                        --            --          (5)
    Gain on sale of securities               2           128          --
-------------------------------------------------------------------------
Other income, net                        2,676         3,731       2,200
-------------------------------------------------------------------------
Net loss                             $ (15,121)     $ (6,493)    $(5,346)
========================================================================


Comprehensive loss:

Net loss                             $ (15,121)     $ (6,493)    $(5,346)

    Unrealized (losses) gains
     arising during period               (702)           (82)         27

    Less: reclassification
     adjustment for gains
      included in net income              (12)           (21)         --
------------------------------------------------------------------------
Comprehensive loss                  $ (15,835)      $ (6,596)    $(5,319)
========================================================================


Basic and diluted net loss
 per share                         $   (1.41)       $  (0.61)    $ (0.66)
========================================================================
Shares used in computation of
 net loss per share               10,742,296      10,684,892   8,129,260
========================================================================


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


(in thousands, except share information)


                                                                  Net
                                                               Unrealized
                                                                 Gains                                         Total
                                                    Additional  (Losses)   Deferred       Accumu-               Stock-
                                   Common Stock      Paid-In      on        Compen-        lated     Treasury   holders'
                                 Shares   Amount     Capital   Securities    sation       Deficit     Stock      Equity
                                 ------   ------     -------   ----------    ------       -------     -----   ------------
Balance at January   1, 1997   7,633,543     76       63,231          (1)      (296)       (23,970)     --        39,040

Purchase of 438 shares of
 Treasury Stock at cost               --     --           --          --         --             --       (1)          (1)
Forfeiture of Deferred
 Compensation related to
 Stock Incentive Plan                 --     --          (12)         --         12             --       --           --
Amortization of Deferred
 Compensation                         --     --           --          --        124             --       --          124
Issuance of 18,480, shares
 of common stock pursuant         18,042      1           36          --         --             --        1           38
 to exercise of stock options
Issuance of 2,875,000 share
 of common stock in public
 offering                      2,875,000     28       33,794          --         --             --       --       33,822
Adjustment to reflect net
 unrealized loss on
 securities                           --     --          --          27          --             --       --           27
Net loss for the year ended
 December 31, 1997                    --     --          --          --          --         (5,346)      --       (5,346)
                              ----------  -------   --------  ----------  ---------   ------------    -----  ------------
Balance at December 31, 1997 10,526,585  $  105    $ 97,049  $      26   $   (160)    $   (29,316)   $  --  $     67,704
Purchase of 375 shares of
 Treasury Stock at cost              --     --           --          --         --             --       (1)           (1)
Forfeiture of Deferred
 Compensation related to
 Stock Incentive Plan                --     --          (20)         --         20             --       --            --
Amortization of Deferred
 Compensation                        --     --           --          --         79             --       --            79
Issuance of 47,516, shares
 of common stock pursuant        47,141      1          127          --         --             --        1           129
 to exercise of stock options
Issuance of 137,648 shares of
 common stock pursuant to
 exercise of stock warrants     137,648      1        1,307          --         --             --       --         1,308
Adjustment to reflect net
 unrealized gain on
 securities                          --     --          --        (103)         --             --       --          (103)
Adjustment to reflect
 recognition of short-swing
 profits realized on sale of
 stock by stockholder                --     --          53          --          --             --       --            53
Net loss for the year ended
 December 31, 1998                   --     --          --          --          --         (6,493)      --        (6,493)
                             ----------  -------   --------  ----------  ---------   ------------    -----  ------------
Balance at December 31, 1998 10,711,374  $  107    $ 98,516  $     (77)   $   (61)    $   (35,809)   $  --  $     62,676
                             ==========  =======   ========  ==========  =========   =============   =====  ============




                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

(in thousands, except share information)



                                                                  Net
                                                                 Unrealized
                                                                   Gains                                         Total
                                                    Additional   (Losses)    Deferred      Accumu-               Stock-
                                   Common Stock      Paid-In      on          Compen-       lated     Treasury   holders'
                                 Shares    Amount     Capital    Securities   sation       Deficit     Stock      Equity
                                 ------    ------     -------    ----------   -------     ---------    -----   -----------
Balance at December 31, 1998   10,711,374  $  107    $ 98,516    $     (77)   $  (61)     $ (35,809)  $  --    $    62,676

Forfeiture of Deferred
 Compensation related to
 Stock Incentive Plan                --       --          (11)          --        11             --      --             --
Amortization of Deferred
 Compensation                        --       --           --           --        50             --      --             50
Issuance of 53,287, shares
 of common stock pursuant
 to exercise of stock options    53,287        1          214           --        --             --      --            215
Adjustment to reflect net
 unrealized gain on
 securities                          --       --           --         (714)       --             --      --           (714)
Net loss for the year ended
 December 31, 1999                   --       --           --           --        --        (15,121)     --        (15,121)
                               ----------  -----    ---------    ----------  --------     ---------   -----    -----------
Balance at December 31, 1999   10,764,661  $ 108     $ 98,719    $    (791)   $  (--)     $ (50,930)  $  --    $    47,106
                               ==========  =====    =========    ==========  ========     =========   =====    ===========


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


For the Years Ended December 31, 1999, 1998 and 1997

                                                  1999       1998       1997
--------------------------------------------------------------------------------
Operating activities:
Net loss                                       $(15,121)  $ (6,493)  $  (5,346)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and patent amortization          1,609      1,505       1,209
    Amortization of premiums/(discounts) on
     securities                                     479        226        (123)
    Amortization of deferred compensation            50         79         124
    Gain on sales of securities                      (2)      (128)         --
    Loss on sale of equipment                        32         --          --
    Deferred rent obligation                        247         --          --
Changes in operating assets and liabilities:
    Decrease (increase) in other assets             817       (390)       (816)
   (Decrease) increase in accounts payable,
     accrued liabilities and
     accrued compensation                          (540)       239         490
    Decrease in license agreement
     revenue receivable                              --         40         152
   (Decrease) increase in deferred revenue          (83)        83          --
--------------------------------------------------------------------------------
Net cash (used in) operating activities         (12,512)    (4,839)     (4,310)

Investing activities:
    Proceeds from sale or maturity of
     investments                                 19,039     70,797      27,666
    Purchases of investments                    (16,349)   (71,799)    (35,696)
    Purchases of property and equipment              80     (2,171)     (2,888)
    Increase in patent and patent application
     costs                                         (827)        --          --
--------------------------------------------------------------------------------
Net cash (used in) investing activities           1,943     (3,173)    (10,918)

Financing activities:
    Issuance of common stock, net of
     repurchases                                    215      1,436      33,859
    Short-swing profits realized on sale of
     stock by stockholder                            --         53          --
    Payments on capital lease                        --         --        (107)
 -------------------------------------------------------------------------------
Net cash provided by financing activities           215      1,489      33,752
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
    equivalents                                 (10,354)    (6,523)     18,524
Cash and cash equivalents at beginning
    of period                                    16,590     23,113       4,589
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period     $  6,236   $ 16,590    $ 23,113
================================================================================


Supplemental cash flow disclosure:
    Cash paid for interest                     $     --   $     --    $      5
================================================================================

                      See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


Note 1 -- Summary of Significant Accounting Policies

         Organization. Synaptic Pharmaceutical Corporation ("Synaptic" or the "Company") is a biotechnology company engaged in the development of a broad platform of enabling technology which it calls "human receptor-targeted drug design technology." The Company is utilizing this technology in its genomics program to discover and clone the genes that code for human receptors. The Company and its licensees are also utilizing this technology in functional genomics programs to discover the function of these receptors in the body and thus specific physiological disorders with which they may be associated. The Company and its licensees are in turn utilizing the cloned receptor genes to design compounds that can potentially be developed as drugs for treating these disorders.

         Basic and Diluted Net Loss Per Share. Net loss per share is computed using the weighted average number of shares of common stock outstanding. As a result of the Company's operating losses and the anti-dilutive effect from stock options and warrants, such instruments are excluded from the computation of diluted net loss per share.

         Revenue Recognition. Research funding revenue is recognized ratably over the period of the collaboration to which it relates. Payments received in advance under the related contracts are recorded as deferred revenue until the research is performed. Research milestone payment revenue is recognized at the time the related research milestone is achieved. License revenue represents non-refundable payments for licenses to the Company's technology and/or patent rights. Non-refundable payments for licenses were recognized at such time as they were received or, if earlier, became guaranteed. Government grant receipts are recorded as revenue in the period in which the related research is performed.

         Cash Equivalents. Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Included in cash equivalents at December 31, 1999, is approximately $6,234,000 related to investments in money market funds. At December 31, 1998, this amount totaled $16,393,000.

         Marketable Securities. All of the Company's marketable securities are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method. Investments held as of December 31, 1999 consist primarily of U.S. Government and Federal Agency obligations, U.S. corporate debt securities and mortgage-backed securities. The maturities range from March 1, 2000, through November 17, 2003.

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

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


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

         Accrued Liabilities. Included in accrued liabilities at December 31, 1999 and 1998 are accrued professional fees totaling $270,000 and $506,000, respectively.

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

         Recent   Accounting   Pronouncements.   In  June  1998,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently intend to engage in derivatives or in hedging transactions, the Company does not anticipate any effect on its results of operations, financial position or cash flows upon the adoption of SFAS 133.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


Note 2 -- Marketable Securities

         The following is a summary of all of the Company's marketable securities. All of these securities are classified as available-for-sale securities. Determination of estimated fair value is based on quoted market prices:

                                              Gross         Gross
                                            Unrealized   Unrealized  Estimated
                                 Cost          Gains      (Losses)   Fair Value
--------------------------------------------------------------------------------
December 31, 1999:
U.S. Treasury obligations and
 obligations of U.S.
 government agencies            $ 8,000,000  $    --    $(279,000)  $ 7,721,000
U.S. corporate debt securities   28,698,000       --     (512,000)   28,186,000
--------------------------------------------------------------------------------
                                $36,698,000  $    --    $(791,000)  $35,907,000
================================================================================
December 31, 1998:
U.S. Treasury obligations and
 obligations of U.S.
 government agencies            $12,998,000       --     $(43,000)  $12,955,000
U.S. corporate debt securities   25,851,000  $41,000      (79,000)   25,813,000
Mortgage-backed securities        1,016,000    4,000           --     1,020,000
--------------------------------------------------------------------------------
                                $39,865,000  $45,000    $(122,000)  $39,788,000
================================================================================


         The gross realized gains on sale of available-for-sale securities for the years ending December 31, 1999, 1998 and 1997 totaled $2,000, $128,000 and $0, respectively, and the gross realized losses totaled $0, $0 and $0, respectively. The net adjustment to unrealized (losses) gains on available-for-sale securities included as a separate component of stockholders' equity totaled $(714,000) in 1999, $(103,000) in 1998 and $27,000 in 1997.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


Note 3 -- Collaborative and Licensing Arrangements

         At December 31, 1999, the Company was engaged in a collaboration with Grunenthal GmbH ("Grunenthal"). In addition to this ongoing collaborative arrangement, the Company has granted licenses to certain of its technology and patent rights to four other pharmaceutical companies. Details of these arrangements are set forth below:

         Grunenthal GmbH. The Company and Grunenthal are parties to a collaborative and licensing agreement pursuant to which they are collaborating to discover and develop drugs for the treatment of pain. The Company is using its receptor-targeted drug design technology to identify compounds of interest and Grunenthal is using its expertise to evaluate the compounds in pain model systems and conduct preclinical studies. Grunenthal will conduct clinical studies with promising compounds. The companies will each be responsible for their own research costs and equally share the development costs through Phase IIa clinical trials. The Company will retain manufacturing and marketing rights in the U.S., Canada and Mexico and share these rights in countries outside of Europe, South and Central America where Grunenthal retains such rights. To date, the Company has not recognized any revenue under this collaboration.

         Eli Lilly and Company. The Company and Eli Lilly and Company ("Lilly") are parties to a collaborative and licensing agreement under which the Company granted Lilly an exclusive license to use all but two of the Company's serotonin drug discovery systems to promote the discovery and development of receptor subtype-selective drugs for the treatment of serotonin-related disorders. Through July 1999, Lilly provided funding to the Company to support a specified number of the Company's scientists who conducted research as part of the collaboration. Under the terms of the agreement, the collaboration and associated research funding ended on July 30, 1999.

         Lilly is required to pay royalties on sales of any products developed through the use of the Company's technology and is required to make payments upon the achievement of certain milestones.

         During  1999,  1998  and  1997,  the  Company  recognized   $1,676,000,
$4,659,000, and $4,748,000, respectively, in revenue under this agreement. Revenues that have been recognized are not subject to repayment.

         Merck & Co., Inc. The Company and Merck & Co., Inc. ("Merck") were parties to a collaborative and licensing agreement to identify and develop alpha-1a antagonists, principally for the treatment of BPH. The Company had granted Merck certain licenses and know-how to develop and commercialize alpha-1a antagonists. Through February 1999, Merck provided funding to the Company to support a specified number of the Company's scientists who conducted research as part of the collaboration. Under the terms of the agreement, the collaboration and associated research funding ended on February 28, 1999. In March 2000, certain licenses granted to Merck under this agreement will automatically terminate concurrently with the termination of the agreement. Merck will continue to have a non-exclusive license to use certain of the Company's know-how.

         During 1999, 1998 and 1997, the Company  recognized  $83,000,  $482,000 and $1,631,000, respectively, in revenue under this agreement. Revenues that have been recognized are not subject to repayment.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


         At December 31, 1998, the Company had received $83,000 in advance for work performed in January and February 1999.

         Novartis Pharma AG. The Company and Novartis Pharma AG ("Novartis") are parties to two collaborative and licensing agreements under which the Company granted Novartis an exclusive worldwide license to use the Company's neuropeptide Y technology to develop, manufacture and sell compounds that work through neuropeptide Y receptor subtypes for the treatment of obesity and eating disorders. Through August 4, 1998, Novartis provided funding to the Company to support a specified number of the Company's scientists who conducted research as part of the collaboration. Under the terms of the agreements, the collaboration and associated research funding ended on August 4, 1998. After August 4, 2001, all of these licenses and rights become nonexclusive.

         Novartis is required to pay royalties on certain product sales and is required to make payments upon the achievement of certain milestones.

         During 1998 and 1997, the Company recognized $2,041,000 and $3,406,000,
respectively,   in  revenue  under  this  agreement.  Revenues  that  have  been recognized are not subject to repayment.

         At December 31, 1999, Novartis held 695,715 shares of the Company's common stock which represents 6.5% of the outstanding shares of the Company.

         Glaxo Group Limited. The Company and Glaxo Group Limited of the United Kingdom ("Glaxo") are parties to a licensing agreement under which Glaxo currently holds a nonexclusive license under the Company's alpha 1 adrenergic receptor patents to develop and sell alpha-1a selective compounds for therapeutic applications other than the treatment of BPH. During 1998, the Company recognized $2,000,000 in revenue under this licensing arrangement.
Revenue that has been recognized is not subject to repayment. Synaptic is entitled to receive royalties on sales of all alpha-1a selective drugs sold by Glaxo so long as Synaptic has an issued patent relating to an alpha 1 adrenergic receptor subtype in at least one major market country.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


Note 4 -- Property and Equipment

         Property and equipment consists of the following as of December 31, 1999 and 1998:



                                                  1999            1998
------------------------------------------------------------------------

Scientific equipment                        $   6,745,000   $   6,332,000
Furniture and fixtures                            192,000         188,000
Office equipment                                  521,000         514,000
Leasehold improvements                          2,218,000       2,003,000
Software                                          967,000         923,000
Equipment under capitalized leases                658,000         658,000
------------------------------------------------------------------------
                                               11,301,000      10,618,000
Accumulated depreciation and amortization      (6,115,000)     (4,885,000)
------------------------------------------------------------------------
                                            $   5,186,000   $   5,733,000
=========================================================================


Note 5 -- Capital Leases

         The Company and a bank were parties to a master lease agreement under which the Company leased laboratory and computer equipment with a cost basis of $658,000. The effective interest rate on the leases approximated 10.5%. The assets were depreciated over the related lease terms, the last of which ended in 1997.

         Accumulated amortization on leased equipment as of December 31, 1999 and 1998 was $658,000.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


Note 6 -- Stockholders' Equity

         Common Stock. In 1997, the Company completed a public offering of 2,875,000 shares of its common stock.

         In January 1998, warrants to purchase 137,648 shares of the Company's Common Stock were exercised at $9.50 per share. There are currently no common stock warrants outstanding.

         The total number of shares of Common Stock outstanding was 10,764,661 as of December 31, 1999. None of the outstanding common stock is subject to repurchase.

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

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


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

         In general, options granted under the Incentive Plans vest over a four-year period. Unvested options are forfeited upon termination of the employee or consulting relationship. Vested options, if not exercised within a specified period of time following the termination of the employment or consulting relationship, are also forfeited. Options generally expire 10 years from the date of grant. Shares of common stock sold under the Incentive Plans are also generally subject to vesting. Unvested shares of common stock which are sold under the Incentive Plans may be repurchased by the Company, at its option, at the original sale price upon termination of the employment or consulting relationship of the holder with the Company. Options granted and shares sold to employees under the Incentive Plans generally become fully vested upon the occurrence of a change in control of the Company (as defined) if the holders thereof are terminated in connection with such change in control other than for cause (as defined). At December 31, 1999, 693,603 shares remain available for future awards under the 1996 Plan. As of December 31, 1999, no stock appreciation rights had been awarded under the 1996 Plan.

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

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


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

         Option activities under the Incentive Plans and the Director Plan are detailed in the following table:

                                                                    Weighted
                                                                     Average
                                                                     Option
                                       1996       1988    Director    Price
                                       Plan       Plan      Plan    Per Share
------------------------------------------------------------------------------
Outstanding at January 1, 1997       415,762    291,511   17,500     $ 8.55
Granted                              503,751         --   15,000     $12.99
Exercised                               (625)   (17,855)      --     $ 2.01
Forfeited                            (67,825)    (8,354)  (2,500)    $12.88
------------------------------------------------------------------------------
Outstanding at December 31, 1997     851,063    265,302   30,000     $10.47
Granted                              339,543         --   15,000     $13.36
Exercised                             (4,453)   (43,063)      --     $ 2.70
Forfeited                            (60,918)    (4,375)      --     $12.36
------------------------------------------------------------------------------
Outstanding at December 31, 1998   1,125,235    217,864   45,000     $11.39
Granted                              432,100         --   20,000     $ 4.92
Exercised                            (22,542)   (30,745)      --     $ 4.03
Forfeited                           (158,516)      (625)      --     $12.86
------------------------------------------------------------------------------
Outstanding at December 31, 1999   1,376,277    186,494   65,000     $ 9.69
==============================================================================
Exercisable at December 31, 1999     345,592    186,494   46,562     $ 9.90
==============================================================================
Exercisable at December 31, 1998     202,195    211,276   30,000     $ 8.10
==============================================================================
Exercisable at December 31, 1997      71,511    221,212   15,000     $ 5.27
==============================================================================

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


         The following table discloses at December 31, 1999, for each of the following classes of options as determined by range of exercise price, the information regarding weighted-average exercise price and weighted-average remaining contractual life of each said class:


                                           Weighted                    Weighted
                             Weighted       Average                     Average
                              Average      Remaining                   Exercise
                              Exercise    Contractual    Number Of      Price of
                 Number Of   Price of       Life Of       Options       Options
                  Options    Outstanding  Outstanding    Currently    Currently
 Option Class   Outstanding   Options       Options     Exercisable  Exercisable
 ------------   -----------   -------       -------     -----------  -----------
Prices ranging
 from
$1.76 - $2.00       186,494     $ 1.78     2.4 years       186,494       $ 1.78

Prices ranging
 from
$4.25 - $6.875      444,100     $ 4.72     9.9 years         5,312       $ 6.15

Prices ranging
 from
$10.125 - $15.25    868,677     $12.90     8.0 years       283,592       $12.86

Prices ranging
 from
$16.50 - $17.75     128,500     $16.66     6.5 years       103,250       $16.62


         Other Disclosures. During 1999, 1998 and 1997, all options were granted with an exercise price equal to the market price of the common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123. The weighted-average fair value of options granted during 1999, 1998 and 1997 approximated $3.19, $7.66 and $7.59, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997, respectively: weighted average risk-free interest rates of 6.13%, 4.70% and 5.92%; no dividends; and a weighted-average expected life of the options of 5 years. Weighted average volatility factors of the expected market price of the Company's common stock of .741, .628 and .623, were used for 1999, 1998 and 1997, respectively.

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

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


         For purposes of pro forma net loss disclosures, the estimated fair value of options granted subsequent to 1994 is amortized to expense over the options' vesting period. The Company's pro forma net loss information is as follows:

                                     1999              1998             1997
-------------------------------------------------------------------------------
Pro forma net loss             $(16,801,000)      $(7,863,000)     $(6,113,000)
Pro forma net loss per share   $      (1.56)      $     (0.74)     $     (0.75)
-------------------------------------------------------------------------------

         For certain options granted prior to 1997, the Company recorded pursuant to APB No. 25 deferred compensation expense representing the difference between the exercise price thereof and the market value of the common stock as of the date of grant. This compensation expense was being amortized over the vesting period of each option granted. Amortization of deferred compensation under the Incentive Plans amounted to approximately $50,000, $79,000 and $124,000 during 1999, 1998 and 1997, respectively. In addition, approximately $11,000, $20,000 and $12,000 of deferred compensation as it relates to the Incentive Plans was reversed during 1999, 1998 and 1997, respectively, due to the forfeiture of the unvested options. At December 31, 1999, all such deferred compensation has been amortized.


Note 8 -- Income Taxes

         The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         At December 31, 1999 and 1998, the Company had net operating loss ("NOL") carryforwards of approximately $45,000,000 and $30,000,000, respectively, for Federal income tax purposes that will expire principally in the years 2002 through 2019. In addition, the Company had research and development credit carryforwards of approximately $1,610,000 which will expire principally in 2002 through 2018. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to the limitations imposed by the Tax Reform Act of 1986, and as a result of significant changes in the Company's ownership in 1993 and 1997, the utilization of approximately $25,000,000 of net operating loss carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


         A reconciliation of the Company's income tax expense (benefit) at U.S. federal statutory tax rates to recorded income tax provision is as follows:


                                               1999         1998         1997
--------------------------------------------------------------------------------
Tax at U.S. statutory rates                $(5,141,000) $(2,208,000)$(1,818,000)
State income taxes                            (898,000)    (386,000)   (318,000)
Research and development credit                     --     (110,000)         --
Expiration of state NOL's                      248,000        2,000     356,000
Other                                          (16,000)      50,000     108,000
Valuation allowance recorded                 5,807,000    2,652,000   1,672,000
--------------------------------------------------------------------------------
    Recorded tax provision                          --           --          --
================================================================================


     Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998, are as follows:


                                                          1999           1998
--------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards                   $  17,233,000 $ 11,782,000
  Research and development credit carryforwards          1,610,000    1,610,000
  Book over tax amortization                             1,638,000    1,282,000
--------------------------------------------------------------------------------
    Total deferred tax assets                           20,481,000   14,674,000
  Valuation allowance                                  (20,481,000) (14,674,000)
--------------------------------------------------------------------------------
  Net deferred tax assets                                       --           --
================================================================================


Note 9 -- Commitments

         The Company leases facilities under an agreement expiring on December 31, 2015.

         Rent expense for the years ended December 31, 1999, 1998 and 1997 approximated $1,749,000, $693,000, and $703,000, respectively, and included executory costs of $579,000, $120,000 and $93,000, respectively. At December 31, 1998, a standby letter of credit for $580,000 had been outstanding as a security deposit. A bank imposed restriction had been placed on $600,000 in cash held in the Company's investment account to secure the letter of credit.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


         As of December 31, 1999, future minimum annual payments under the lease are as follows:

       2000       $  1,575,000
       2001          1,611,000
       2002          1,611,000
       2003          1,611,000
       2004          1,611,000
 Thereafter         22,498,000
                  ------------
      Total       $ 30,517,000
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

         At December 31, 1999, the Company had entered into agreements with each of its Senior Vice President and Chief Financial Officer, Vice President for Research, Vice President and General Counsel and Vice President of Business Development which provide for severance payments in amounts equal to 50% of annual base salary, on substantially the same terms as stated above. In addition to severance, under certain circumstances, the agreements call for immediate vesting of any unvested shares of common stock and stock options.


Note 10 -- Employee Benefit Plans

         The Company established a defined contribution employee retirement plan (the "Plan") effective January 1, 1990, conforming to Section 401(k) of the Internal Revenue Code ("IRC"). All eligible employees with six months service may elect to have a portion of their salary deducted and contributed to the Plan up to the maximum allowable limitations of the IRC. The Company matches 50% of each participant's contribution up to the first 5% of annual compensation (as defined) with a maximum employer contribution of 2.5% of a participant's compensation. The Company's matching portion, which amounted to approximately $133,000, $117,000 and $107,000 for the years ended December 31, 1999, 1998 and
1997, respectively, vests over a six-year period.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                December 31, 1999


         The Company currently provides medical, dental, long-term disability and life insurance benefits for its full-time employees. The Company does not presently provide any post-retirement health benefits.


Note 11 -- Subsequent Event

         On January 24, 2000, the Company entered into a research and licensing agreement with Kissei Pharmaceutical Co., Ltd. ("Kissei"), to identify and develop drugs that act through novel receptors which will be identified utilizing the Company's genomics discovery technologies. Under the term of the three-year agreement, Kissei will provide funding to the Company to support research that is aimed at discovering novel receptors through the use of the Company's proprietary genomics technologies. In addition to the research funding, the agreement provides for a license fee, milestone payments and royalty payments to the Company on sales of any products. In return, the Company granted Kissei worldwide exclusive rights to use selected receptors resulting from the collaboration to develop, manufacture and market drugs that act through such receptors.

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


         (3)      Exhibits


Exhibit
No.               Description

   3.1(a) Amended and Restated Certificate of Incorporation of the Company, filed December 19, 1995 (incorporated by reference to
                  Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
   3.1(b) Certificate of Designations of Series A Junior Participating Preferred Stock filed December 19, 1995 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1995, Commission File Number 0-27324)
   3.1(c) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, filed June 5, 1996 (incorporated by reference to Exhibit 3.1(c) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
       3.2 Amended and Restated By-Laws of the Company, as amended on March 24, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1999, Commission File Number 0-27324)
       4.1 Specimen of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
       4.2 Rights Agreement dated as of December 11, 1995, between the Company and Chase Mellon Shareholder Services, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995, Commission File Number 0-27324)

     *10.1 Research, Option and License Agreement dated as of January 25, 1991, between the Company and Eli Lilly and Company, as amended by Addendum dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     *10.2 Research Collaboration and License Agreement dated as of November 30, 1993, between the Company and Merck & Co., Inc., as amended by Amendment No. 1 dated as of February 15, 1995, and as modified by the Letter Agreement dated August 25, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     *10.3 Research and License Agreement dated as of August 4, 1994, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis AG, the parent of Novartis Pharma AG) (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.4 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.5 Form of Restricted Stock Purchase Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.6 Form of Incentive Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.7 Form of Nonqualified Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.8 Third Amended and Restated Registration Rights Agreement dated as of January 19, 1993, as amended by Amendment No. 1 dated as of August 4, 1994 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.9 Form of Common Stock Purchase Warrant dated as of January 1993 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)

      10.10 License Agreement dated June 3, 1991, between the Company and the Trustees of Columbia University in the City of New York (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.11 Employment Agreement dated as of February 14, 1994, between the Company and Robert I. Taber (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.12 Employment Agreement dated as of April 6, 1995, between the Company and Richard L. Weinshank (incorporated by reference to
                  Exhibit 10.24 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
      10.13 Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.25 to the Company's Registration
                  Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.14 1996 Incentive Plan of the Company, as amended on May 12, 1998 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1998, Commission File Number 0-27324)
     +10.15 Incentive Stock Option Agreement dated October 1, 1993, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.16 Incentive Stock Option Agreement dated February 14, 1994, between the Company and Robert I. Taber (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.17 Incentive Stock Option Agreement dated February 7, 1994, between the Company and Lisa L. Reiter (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
     +10.18 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.19 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Robert L. Spence (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)

     +10.20 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Lisa L. Reiter (incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.21 Nonqualified Stock Option Agreement dated as of March 21, 1996, between the Company and Richard L. Weinshank (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.22 Form of Incentive Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
     +10.23 Form of Nonqualified Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
   ***10.24 Research and License Agreement dated as of May 31, 1996, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis AG, parent of Novartis Pharma AG) (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q/A filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
   ***10.25 Supplement No. 1 to Research and License Agreement dated as of August 4, 1994, between the Company and Ciba-Geigy Limited (predecessor-in-interest of Novartis AG, parent of Novartis Pharma AG) (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q/A filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
      10.26 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0- 27324)
      10.27 Form of Stock Option Agreement under the 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit A attached to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
    **10.28 Addendum No. 2 to Research, Option and License Agreement dated as of October 31, 1996, between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
   ***10.29 Amendment No.2 to Research Collaboration and License Agreement dated as of October 9, 1996, between the Company and Merck & Co., Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)

     +10.30 Incentive Stock Option Agreement dated as of December 13, 1996, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
     +10.31 Form of Incentive Stock Option Agreement dated as of December 13, 1996, entered into between the Company and each of Robert
                  L. Spence, Robert I. Taber, Lisa L. Reiter and Richard L. Weinshank (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
   ***10.32 Collaborative Research and License Agreement dated as of July 28, 1997, between the Company and the Warner-Lambert Company (incorporated by reference to Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1997, Commission File Number 0- 27324)
     +10.33 Executive Employment Agreement effective as of October 1,1997, between the Company and Dr. Kathleen P. Mullinix (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
      10.34 Lease Agreement dated November 19, 1997, between the Company and Century Associates, which becomes effective January 1, 1998 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0- 27324)
      10.35 Amendment No. 3 to Research Collaboration and License Agreement dated as of December 1, 1997, between the Company and Merck & Co., Inc. (incorporated by reference to Exhibit
                  10.36 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
     +10.36 Amended and Restated Employment Agreement dated as of January 1, 1998, between the Company and Robert L. Spence (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
   ***10.37 Cooperation Agreement dated as of January 12, 1998, between the Company and Grunenthal GmbH (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
     +10.38 Amended and Restated Employment Agreement dated as of February 7, 1998, between the Company and Lisa L. Reiter (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
      10.39 Amendment No.4 to Research Collaboration and License Agreement dated as of March 2,1998, between the Company and Merck & Co., Inc. (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)

   ***10.40       Option  and  License  Agreement  dated as of  March  2,  1998, between the Company and Glaxo Group Limited  (incorporated  by reference to Exhibit 10.41 to the  Company's  Annual Report on
                  Form 10-K filed for the fiscal year ended  December  31, 1997,
                  Commission File No. 0-27324)
     +10.41       Employment  Agreement  dated as of April 1, 1998,  between the
                  Company and Theresa A. Branchek  (incorporated by reference to
                  Exhibit 10.1 to the  Company's  Quarterly  Report on Form 10-Q
                  filed for the quarter  ended March 31, 1998,  Commission  File
                  Number 0-27324)
     +10.42       Incentive  Stock  Option  Agreement  dated as of May 12, 1998, between the Company and Theresa A. Branchek  (incorporated  by reference to Exhibit 10.1 to the Company's Quarterly Report on
                  Form  10-Q  filed  for  the  quarter   ended  June  30,  1998,
                  Commission File Number 0-27324)
     +10.43       Nonqualified  Stock Option Agreement dated as of May 12, 1998, between the Company and Theresa A. Branchek  (incorporated  by reference to Exhibit 10.2 to the Company's Quarterly Report on
                  Form  10-Q  filed  for  the  quarter   ended  June  30,  1998,
                  Commission File Number 0-27324)
      10.44       Amendment No. 1 to Cooperation  Agreement  between the Company and Grunenthal GmbH (incorporated by reference to Exhibit 10.1 to the Company's  Quarterly  Report on Form 10-Q filed for the quarter  ended  September  30,  1998,  Commission  File Number
                  0-27324)
      10.45       First  Amendment  to Lease  dated  as of  November  25,  1998,
                  between   ARE-215   College   Road,   LLC,   and  the  Company
                  (incorporated  by reference to Exhibit  10.45 to the Company's
                  Annual  Report on Form 10-K  filed for the  fiscal  year ended
                  December 31, 1998, Commission File No. 0-27324)
      10.46       Amendment  No.  5  to  Research   Collaboration   and  License
                  Agreement  dated as of December  1, 1998,  between the Company and Merck & Co.,  Inc.  (incorporated  by reference to Exhibit
                  10.46 to the  Company's  Annual  Report on Form 10-K filed for the fiscal year ended December 31, 1998,  Commission  File No.
                  0-27324)
      10.47       Addendum  No. 3 to  Research,  Option  and  License  Agreement
                  effective  as of January 1, 1999,  between the Company and Eli
                  Lilly and Company  (incorporated by reference to Exhibit 10.47 to the  Company's  Annual  Report on Form  10-K  filed for the fiscal  year ended  December  31,  1998,  Commission  File No.
                  0-27324)
      23.1        Consent of Independent Auditors, Ernst & Young LLP
      24          Powers of Attorney
      27          Financial Data Schedule

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

+     Management contracts and compensatory plans or arrangements


(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1999.


Supplemental Information

      Copies of the Registrant's Proxy Statement and copies of the form of proxy to be used at the Annual Meeting of Stockholders to be held on May 11, 2000, will be furnished to the Securities and Exchange Commission at the time they are distributed to the Registrant's stockholders.

















      Imitrex(R) and Zantac(R) are registered trademarks of Glaxo Wellcome Inc. Hytrin(R) is the registered trademark of Abbott Laboratories. Claritin(R) is the registered trademark of Schering Corporation. Propulsid(R) is the registered trademark of Johnson & Johnson. All other brand names or trademarks appearing in this Report are the property of their respective owners.

                                SIGNATURE PAGE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYNAPTIC PHARMACEUTICAL CORPORATION

Date: March 24, 2000             By:   /s/ Kathleen P. Mullinix
                                      ---------------------------
                                Name:     Kathleen P. Mullinix
                                Title:    Chairman, President and
                                           Chief Executive Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



    Signature                   Title                                  Date
---------------------------     --------------------------------  --------------

/s/ Kathleen P. Mullinix        Chairman, President and
---------------------------       Chief Executive Officer         March 24, 2000
Kathleen P. Mullinix, Ph.D.


/s/ Robert L. Spence            Senior Vice President and
---------------------------       Chief Financial Officer
Robert L. Spence                  (Principal Accounting Officer)  March 24, 2000


         *                      Director                          March 24, 2000
---------------------------
Jonathan J. Fleming


         *                      Director                          March 24, 2000
---------------------------
Zola P. Horovitz, Ph.D.


         *                      Director                          March 24, 2000
---------------------------
Eric R. Kandel, M.D.


         *                      Director                          March 24, 2000
---------------------------
John E. Lyons


         *                      Director                          March 24, 2000
---------------------------
Patrick J. McDonald


         *                      Director                          March 24, 2000
---------------------------
Sandra Panem


         *                      Director                          March 24, 2000
---------------------------
Alison Taunton-Rigby, Ph.D.




* By:   /s/ Kathleen P. Mullinix
      Name: Kathleen P. Mullinix, Ph.D.
      Title:   Attorney-in-Fact