Form 10-Q
period 2000-03-31
SYNAPTIC PHARMACEUTICAL CORP
filed 2000-05-11
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

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

                                    Yes X No


As of May 1, 2000, there were 10,843,499 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

   INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements                                               1

Balance Sheets at March 31, 2000 and December 31, 1999                     1

Statements of Operations and Comprehensive Income (Loss) for
  the three months ended March 31, 2000 and 1999                           2

Statements of Cash Flows for the three months ended
  March 31, 2000 and 1999                                                  3

Notes to Financial Statements                                              4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5

Item 3. Quantitative and Qualitative Disclosures About Market Risk        10


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                12
































                                      (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                     ASSETS

                                                       March 31,  December 31,
                                                         2000         1999
                                                      ----------  -----------
                                                      (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                               $ 6,084      $ 6,236
 Marketable securities--current maturities                 7,357        6,471
 Other current assets                                      1,199          847
                                                         -------      -------
  Total current assets                                    14,640       13,554

Property and equipment, net                                5,404        5,186

Marketable securities                                     26,266       29,436

Patent and patent application costs,
  net of accumulated amortization                            489          574
                                                         -------      -------
                                                         $46,799      $48,750
                                                         =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                                        $   751      $   486
 Accrued liabilities                                         738          525
 Accrued compensation                                        106          386
 Deferred revenue                                            938           --
                                                         -------      -------
  Total current liabilities                                2,533        1,397

Deferred rent obligation                                     329          247

Stockholders' equity:
 Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                              --           --
 Common Stock, $.01 par value; authorized--
  25,000,000 shares; issued and outstanding--
  10,843,499 shares in 2000 and 10,764,661 shares
  in 1999;                                                   108          108
 Additional paid-in capital                               99,230       98,719
 Accumulated other comprehensive income--
  net unrealized (losses) on securities                     (767)        (791)
 Accumulated deficit                                     (54,634)     (50,930)
                                                         -------      -------
  Total stockholders' equity                              43,937       47,106
                                                         -------      -------
                                                         $46,799      $48,750
                                                         =======      =======

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (in thousands, except share and per share information)
                                   (Unaudited)




                                                   For the three months
                                                      ended March 31,
                                                     2000         1999
                                                   -------      -------
Revenues:
 Contract revenue                                  $   214      $   644
                                                   -------      -------
  Total revenues                                       214          644

Expenses:
 Research and development                            3,139        3,986
 General and administrative                          1,364        1,206
                                                   -------      -------
  Total expenses                                     4,503        5,192
                                                   -------      -------
Loss from operations                                (4,289)      (4,548)

Other income, net:
 Interest income                                       578          735
 Gain on sale of securities                             --            2
 Other                                                   7           --
                                                   -------      -------
  Other income, net                                    585          737
                                                   -------      -------
Net loss                                           $(3,704)     $(3,811)
                                                   =======      =======

Comprehensive loss:

Net loss                                           $(3,704)     $(3,811)

Unrealized gains (losses) arising
 during period                                          24         (118)

Less: Reclassification adjustment for
 gains included in net income                           --          (12)
                                                   -------      -------
Comprehensive loss                                 $(3,680)     $(3,941)
                                                   =======      =======


Basic and diluted net loss per share               $ (0.34)     $ (0.36)
                                                   =======      =======

Shares used in computation of
 net loss per share                             10,784,718   10,727,634
                                                ==========   ==========







                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the three months
                                                          ended March 31,
                                                        2000          1999
                                                       -------      -------
Operating activities:

Net loss                                               $(3,704)     $(3,811)
Adjustments to reconcile net (loss) income to
 net cash used in operating activities:
  Depreciation and amortization                            399          395
  Amortization of premiums on securities                   121          100
  Deferred rent obligation                                  82           --
  Amortization of deferred compensation                     --           16
  Gain on sale of securities                                --           (2)
  Compensation resulting from forgiveness of note
   receivable from employee                                 --           38
Changes in operating assets and liabilities:
Increase in other current assets                          (352)        (122)
Increase (decrease) in accounts payable,
  accrued liabilities and accrued compensation             198       (1,034)
Increase in deferred revenue                               938           --
Increase in collaborative agreement
  revenue receivable                                        --          196
                                                       -------      -------
Net cash used in operating activities                   (2,318)      (4,224)


Investing activities:

Sale or maturity of investments                          2,187       10,715
Purchase of investments                                     --      (13,818)
Purchases of property and equipment                       (532)        (209)
Issuance of loan to employee                                --          (50)
                                                       -------      -------
Net cash provided by (used in) investing activities      1,655       (3,362)


Financing activities:

Issuance of common stock                                   511          172
                                                       -------      -------
Net cash provided by financing activities                  511          172
                                                       -------      -------
Net decrease in cash and cash equivalents                 (152)      (7,414)
Cash and cash equivalents at beginning of period         6,236       16,590
                                                       -------      -------
Cash and cash equivalents at end of period             $ 6,084      $ 9,176
                                                       =======      =======










                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000


Note 1 -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999, and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended March 31, 2000, are not necessarily indicative of the results of operations to be expected for the full year.


Note 2 -- Revenue Recognition

         Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101), requires that nonrefundable, up-front license fees be deferred and recognized generally over the term of the license agreement, unless the agreements and facts and circumstances of the transaction clearly reflect the completion of the earnings process as defined, regardless of the fact they are nonrefundable. The Company's policy historically has been to recognize such nonrefundable, up-front license fees as revenue at such time they were received or, if earlier, became guaranteed. As of December 31, 1999, there were no revenues recognized in prior periods which would need to have been deferred in order to conform with SAB 101.

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

         The Company is currently collaborating with Grunenthal GmbH ("Grunenthal")and Kissei Pharmaceutical Co., Ltd. ("Kissei"). Concurrently with the establishment of the collaborative arrangement with Grunenthal, the Company granted a license to certain of its technology and patent rights.

         In addition to its ongoing collaborative arrangements, three other pharmaceutical companies, Eli Lilly and Company ("Lilly"), Novartis Pharma AG ("Novartis"), and Glaxo Group Limited ("Glaxo"), have licenses to certain of the Company's technology and patent rights. The Lilly and Novartis licenses were granted concurrently with the establishment of collaborative arrangements with such companies. While the Lilly collaboration and the Novartis collaboration ended in July 1999 and August 1998, respectively, the associated licenses continue for the respective periods provided in these agreements. For convenience of reference, the agreements pursuant to which the licenses referred to in this paragraph and the preceding paragraph were granted are collectively referred to in this Item 2 as the "License Agreements."

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

         Under the License Agreements, the Company may receive one or more of the following types of revenue: contract revenue, license revenue, royalty revenue or revenue from the sales of drugs. Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the collaboration to which it relates and is based upon predetermined funding requirements. Research and development milestone payment revenue is recognized when the related research or development milestone is achieved. License revenue represents non-refundable payments for a license to one or more of the Company's patents and/or a license to the Company's technology. Non-refundable payments for licenses were recognized as they were received or when they became guaranteed. Effective January 1, 2000, payments for licenses will be recognized as they are received or, if earlier, when they become guaranteed provided they are independent of any continuing research activity, otherwise, they will be recognized pro-rata during the term of the related research agreement in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Under each of the License Agreements (other than the Grunenthal Agreement), the Company is entitled to receive royalty payments based upon the sales of drugs that may be developed using the Company's technology or that may be covered by the Company's patents. Under the Grunenthal Agreement, the Company has development and marketing rights in certain territories with respect to drugs, if any, that are jointly identified as part of the collaboration with Grunenthal. Accordingly, the Company may receive revenue from sales in its territories (as defined) of such drugs if it markets them independently or the Company may receive royalty payments if it licenses its marketing rights to a third party. To date, the Company has not received either royalty revenue or revenue from the sales of drugs and the Company does not expect to receive such revenues for a number of years, if at all.

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $54,634,000 at March 31, 2000. The Company expects to continue to incur operating losses for a number of years and may not become profitable, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.

Results of Operations

Comparison of the Three Months Ended March 31, 2000 and 1999

         Revenues. The Company recognized revenue of $214,000 and $644,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease of $430,000 was attributable to a net decrease in contract revenue resulting from the net reduction in the number of scientists being funded under the Company's collaborative arrangements.

         Research and Development Expenses. The Company incurred research and development expenses of $3,139,000, and $3,986,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease of $847,000, or 21%, was attributable primarily to a net decrease in headcount and a corresponding decrease in supply costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,364,000 and $1,206,000 for the three months ended March 31, 2000 and 1999, respectively. The increase of $158,000, or 13%, was attributable primarily to an increase in rent expense resulting from previously contracted increases in square footage.

         Other Income, Net. The Company recorded other income of $585,000 and $737,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease of $152,000 was primarily due to lower cash, cash equivalent and marketable securities balances during 2000 as a result of the utilization of these resources to fund the Company's operations.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $3,704,000 ($0.34 per share), and $3,811,000 ($0.36 per share) for the three months ended March 31, 2000 and 1999, respectively. The decrease in net loss per share of $0.02 resulted primarily from lower expenses partially offset by lower revenues and other income during the first quarter of 2000 as described above.


Operating Trends

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

         Other income, net is expected to decline in 2000 and 2001 as existing funds are utilized to support the Company's operations.

         Property and equipment spending may vary from period to period depending on numerous factors including: the number of collaborations in which the Company is involved at any given time; replacement due to obsolescence and replacement due to normal wear. Consequently, equipment spending in 2000 is expected to increase from that of 1999.

         At March 31, 2000, the Company held marketable securities with an estimated fair value of $33,623,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sale securities. The following table provides information about marketable securities held by the Company at March 31, 2000:
                                                                Estimated
       Principal Amount and Weighted Average Stated Rate           Fair
                   by Expected Maturity                           Value
   ----------------------------------------------------         ---------
   (000's)      2000    2001     2002     2003   Total           (000's)
   ----------------------------------------------------         ---------
   Principal   $4,300  $20,440  $2,500  $6,500  $33,740          $33,623

   Weighted
    Average
    Stated
    Rates       6.09%   7.91%   6.50%    5.77%    7.16%              --
   ----------------------------------------------------        ---------

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

Liquidity and Capital Resources

         At March 31, 2000 and December 31, 1999, cash, cash equivalents and marketable securities aggregated $39,707,000 and $42,143,000, respectively. This decrease was a result of the utilization of these resources to fund the Company's operations.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. If the current biotechnology financing environment remains unfavorable, raising additional capital may be difficult.

         At March 31, 2000, the Company had invested an aggregate of $11,833,000 in property and equipment.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $1,575,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

         At March 31, 2000, the Company had $39,707,000 in cash, cash equivalents and marketable securities. The Company currently intends to utilize these funds primarily to conduct certain of its research programs, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. The Company expects to continue to incur operating losses for a number of years. The Company believes that its cash on hand and cash that it expects to receive through interest payments on its investments, will be sufficient to fund its operations, as well as the Company's share of certain development costs under the Grunenthal Agreement, through the year 2001.

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

         This Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, those relating to future cash and spending plans, amounts of future research funding, and any other statements regarding future growth, future cash needs, future operations, business plans and financial results, and any other statements which are not historical facts. When used in this document, the words "expects," "may," "believes," and similar expressions are intended to be among the words that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"), including in Item 1 of the 1999 Form 10-K under the captions "Patents, Proprietary Technology and Trade Secrets," "Competition" and "Government Regulation" as well as in the section entitled

"Disclosure Regarding Forward-Looking Statements" under the captions "Early Stage of Product Development; Technological Uncertainty," "Dependence on Collaborative Partners and Licensees for Development, Regulatory Approvals, Manufacturing, Marketing and Other Resources" and "Uncertainties Related to Clinical Trials" or detailed from time to time in filings the Company makes with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, it can give no assurance that such expectations will prove to be correct. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Quantitative and qualitative disclosures about market risk (i.e., interest rate risk) are included in Item 2 of this Report.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
  No.       Description
-------     -----------

10.1 Sublease Agreement dated as of February 1, 2000, between the Company and Linguagen Corporation (filed herewith)

27          Financial Data Schedule


(b)         Reports on Form 8-K

On March 2, 2000, the Company filed a Current Report on Form 8-K summarizing the status of certain drug discovery programs it is conducting in collaboration with Merck.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: May 11, 2000             By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name: Kathleen P. Mullinix
                              Title: Chairman, President &
                                      Chief Executive Officer



                             By:/s/ Robert L. Spence
                                 -----------------------------
                             Name: Robert L. Spence
                             Title: Senior Vice President,
                                     Chief Financial Officer &
                                      Treasurer