Form 10-Q
period 2000-06-30
SYNAPTIC PHARMACEUTICAL CORP
filed 2000-08-04
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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

                                  Yes X   No


As of August 1, 2000, there were 10,847,999 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

   INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements                                               1

Balance Sheets at June 30, 2000 and December 31, 1999                      1

Statements of Operations and Comprehensive Income (Loss) for
  the three months ended June 30, 2000 and 1999, and for the
  six months ended June 30, 2000 and 1999                                  2

Statements of Cash Flows for the six months ended
 June 30, 2000 and 1999                                                    3

Notes to Financial Statements                                              4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5

Item 3. Quantitative and Qualitative Disclosures About Market Risk        10



                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                 11

Item 4. Submission of Matters to a Vote of Security Holders               12

Item 6. Exhibits and Reports on Form 8-K                                  13

Signatures                                                                14

























                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                     ASSETS

                                                        June 30,  December 31,
                                                          2000        1999
                                                      ----------  -----------
                                                      (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                               $ 4,193      $ 6,236
 Marketable securities--current maturities                13,127        6,471
 Other current assets                                        890          847
                                                          -------      -------
  Total current assets                                    18,210       13,554

Property and equipment, net                                5,234        5,186

Marketable securities                                     19,126       29,436

Patent and patent application costs,
  net of accumulated amortization                            398          574
                                                         -------      -------
                                                         $42,968      $48,750
                                                         =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                        $   521      $   486
 Accrued liabilities                                         842          525
 Accrued compensation                                        213          386
 Deferred revenue                                          1,083           --
                                                         -------      -------
  Total current liabilities                                2,659        1,397

Deferred rent obligation                                     411          247

Stockholders' equity:
 Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                              --           --
 Common Stock, $.01 par value; authorized--
  25,000,000 shares; issued and outstanding--
  10,847,999 shares in 2000 and 10,764,661 shares
  in 1999;                                                   108          108
 Additional paid-in capital                               99,239       98,719
 Accumulated other comprehensive income--
  net unrealized losses on securities                       (721)        (791)
 Accumulated deficit                                     (58,728)     (50,930)
                                                         -------      -------
  Total stockholders' equity                              39,898       47,106
                                                         -------      -------
                                                         $42,968      $48,750
                                                         =======      =======

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (in thousands, except share and per share information)
                                   (Unaudited)



                             For the three months       For the six months
                                ended June 30,            ended June 30,
                               2000         1999         2000         1999
                             -------      -------      -------      -------
Revenues:
 Contract revenue            $   271      $   843      $   485      $ 1,487
 License revenue                  83           --           83           --
                             -------      -------      -------      -------
  Total revenues                 354          843          568        1,487

Expenses:
 Research and development      3,540        3,814        6,679        7,800
 General and administrative    1,474        1,292        2,838        2,498
                             -------      -------      -------      -------
  Total expenses               5,014        5,106        9,517       10,298
                             -------      -------      -------      -------
Loss from operations          (4,660)      (4,263)      (8,949)      (8,811)

Other income, net:
 Interest income                 556          695        1,134        1,430
 Gain on sale of securities       --           --           --            2
 Other                            10           --           17           --
                             -------      -------      -------      -------
  Other income, net              566          695        1,151        1,432
                             -------      -------      -------      -------
Net loss                     $(4,094)     $(3,568)     $(7,798)     $(7,379)
                             =======      =======      =======      =======


Comprehensive loss:

Net loss                     $(4,094)     $(3,568)     $(7,798)     $(7,379)

Unrealized gains (losses)
 arising during period             46        (355)          70         (473)

Less: Reclassification
 adjustment for gains
 included in net income           --           --           --         (12)
                             -------      -------      -------      -------
Comprehensive loss           $(4,048)     $(3,923)     $(7,728)     $(7,864)
                             =======      =======      =======      =======


Basic and diluted net loss
 per share                    $(0.38)      $(0.33)      $(0.72)      $(0.69)
                              ======       ======       ======       ======
Shares used in
 computation of basic
 and diluted net loss
 per share                10,843,647   10,742,618   10,814,183   10,735,167
                          ==========    =========   ==========    =========



                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                       For the six months
                                                          ended June 30,
                                                        2000          1999
                                                       -------      -------
Operating activities:

Net loss                                               $(7,798)     $(7,379)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                             778          798
 Amortization of premiums on securities                    237          227
 Deferred rent obligation                                  164           82
 Amortization of deferred compensation                      --           31
 Gain on sale of securities                                 --           (2)
Changes in operating assets and liabilities:
(Increase) decrease in other current assets                (43)         588
Increase (decrease) in accounts payable,
  accrued liabilities and accrued compensation             179         (650)
Increase in deferred revenue                             1,083          196
                                                       -------      -------
Net cash used in operating activities                   (5,400)      (6,109)


Investing activities:

Sale or maturity of investments                          3,487       15,656
Purchase of investments                                     --      (16,349)
Purchases of property and equipment                       (650)        (654)
                                                       -------      -------
Net cash provided by (used in) investing activities      2,837       (1,347)


Financing activities:

Issuance of common stock, net of repurchases               520          173
                                                       -------      -------
Net cash provided by financing activities                  520          173
                                                       -------      -------

Net decrease in cash and cash equivalents               (2,043)      (7,283)


Cash and cash equivalents at beginning of period         6,236       16,590
                                                       -------      -------

Cash and cash equivalents at end of period             $ 4,193      $ 9,307
                                                       =======      =======









                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000


Note 1 -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999, and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the fiscal quarter and six month period ended June 30, 2000, are not necessarily indicative of the results of operations to be expected for the full year.


Note 2 -- Revenue Recognition

         Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101), requires that non-refundable, up-front license fees be deferred and recognized generally over the term of the license agreement, unless the agreements and facts and circumstances of the transaction clearly reflect the completion of the earnings process as defined, regardless of the fact they are non-refundable. The Company's policy historically has been to recognize such non-refundable, up-front license fees as revenue at such time they were received or, if earlier, became guaranteed. As of December 31, 1999, there were no revenues recognized in prior periods which would need to have been deferred in order to conform with SAB 101.

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

         The Company is currently collaborating with Grunenthal GmbH ("Grunenthal") and Kissei Pharmaceutical Co., Ltd. ("Kissei"). Concurrently with the establishment of the collaborative arrangement with Grunenthal, the Company granted a license to certain of its technology and patent rights.

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

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $58,728,000 at June 30, 2000. The Company expects to continue to incur operating losses for a number of years and may not become profitable, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.


Results of Operations

Comparison of the Three Months Ended June 30, 2000 and 1999

         Revenues. The Company recognized revenue of $354,000 and $843,000 for the three months ended June 30, 2000 and 1999, respectively. The decrease of $489,000 was attributable to a decrease in contract revenue resulting from the net reduction in the number of scientists being funded under the Company's collaborative arrangements, partially offset by an increase of $83,000 in license revenue related to the Kissei collaboration.

         Research and Development Expenses. The Company incurred research and development expenses of $3,540,000, and $3,814,000 for the three months ended June 30, 2000 and 1999, respectively. The decrease of $274,000, or 7% was attributable primarily to a net decrease in headcount and a corresponding decrease in supply costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,474,000 and $1,292,000 for the three months ended June 30, 2000 and 1999, respectively. The increase of $182,000, or 14%, was attributable primarily to an increase in consulting and finder's fees associated with business development activities and an increase in legal and patent expenses.

         Other Income, Net. The Company recorded other income of $566,000 and $695,000 for the three months ended June 30, 2000 and 1999, respectively. The decrease of $129,000 was primarily due to lower average cash, cash equivalent and marketable securities balances during 2000 as a result of the utilization of these resources to fund the Company's operations.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $4,094,000 ($0.38 per share), and $3,568,000 ($0.33 per share) for the three months ended June 30, 2000 and 1999, respectively. The increase in net loss per share of $0.05 resulted primarily from lower revenues and other income during the second quarter of 2000 as described above.


Comparison of the Six Months Ended June 30, 2000 and 1999

         Revenues. The Company recognized revenue of $568,000 and $1,487,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease of $919,000 was attributable to a decrease in contract revenue resulting from the net reduction in the number of scientists being funded under the Company's collaborative arrangements, partially offset by an increase of $83,000 in license revenue related to the Kissei collaboration.

         Research and Development Expenses. The Company incurred research and development expenses of $6,679,000, and $7,800,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease of $1,121,000, or 14% expenses was attributable primarily to a net decrease in headcount and a corresponding decrease in supply costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $2,838,000 and $2,498,000 for the six months ended
June 30, 2000 and 1999, respectively. The increase of $340,000, or 14%, was attributable primarily to an increase in rent expenses and an increase in consulting and finder's fees associated with business development activities.

         Other Income, Net. The Company recorded other income of $1,151,000 and $1,432,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease of $281,000 was primarily due to lower average cash, cash equivalent and marketable securities balances during 2000 as a result of the utilization of these resources to fund the Company's operations.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $7,798,000 ($0.72 per share), and $7,379,000 ($0.69 per share) for the six months ended June 30, 2000 and 1999, respectively. The increase in net loss per share of $0.03 resulted primarily from lower revenues and other income during the first half of 2000 as described above.


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

         Legal expenses are expected to increase as a result of a suit filed by the Company. See "Legal Proceedings".

         Other income, net is expected to decline during the remainder of 2000 and during 2001 as existing funds are utilized to support the Company's operations.

         Property and equipment spending may vary from period to period depending on numerous factors including: the number of collaborations in which the Company is involved at any given time; replacement due to obsolescence and replacement due to normal wear. Consequently, equipment spending in 2000 is expected to increase from that of 1999.

         At June 30, 2000, the Company held marketable securities with an estimated fair value of $32,253,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sale securities. The following table provides information about marketable securities held by the Company at June 30, 2000:

                                                                Estimated
       Principal Amount and Weighted Average Stated Rate           Fair
                   by Expected Maturity                           Value
   ----------------------------------------------------         ---------
   (000's)      2000    2001     2002     2003   Total           (000's)
   ----------------------------------------------------         ---------
   Principal   $3,000  $20,440  $2,500  $6,500  $32,440          $32,253

   Weighted
    Average
    Stated
    Rates       5.96%   7.91%   6.50%    5.77%    7.19%              --
   ----------------------------------------------------        ---------

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


Liquidity and Capital Resources

         At June 30, 2000 and December 31, 1999, cash, cash equivalents and marketable securities aggregated $36,446,000 and $42,143,000, respectively. The decrease of $5,697,000 resulted from the utilization of these resources to fund the Company's operations.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. If the current biotechnology financing environment remains unfavorable, raising additional capital may be difficult.

         At June 30, 2000, the Company had invested an aggregate of $11,951,000 in property and equipment.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $1,575,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

         At June 30, 2000, the Company had $36,446,000 in cash, cash equivalents and marketable securities. The Company currently intends to utilize these funds primarily to conduct certain of its research programs, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. The Company expects to continue to incur operating losses for a number of years. The Company believes that its cash on hand and cash that it expects to receive through interest payments on its investments, will be sufficient to fund its operations, as well as the Company's share of certain development costs under the Grunenthal Agreement, through the year 2001.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings


         On June 5, 2000, the Company filed suit in the United States District Court for the District of New Jersey against MDS Panlabs, Inc., a Washington corporation, and Panlabs Taiwan Ltd., a Taiwanese corporation (collectively, "Panlabs"). The suit alleges that Panlabs has infringed several issued U.S. Patents owned by the Company which relate to cloned human receptors and their use in binding assays. The suit also alleges that Panlabs has been importing, selling and offering to sell products of the Company's patented binding assay processes to pharmaceutical companies and others in the United States and particularly in New Jersey.

         In the suit, the Company seeks an injunction against Panlabs' infringing activities, an award of damages for the Company's lost profits, the destruction of data obtained by the infringement of its patents, and other relief.

         Company management believes that its complaint against Panlabs is well-founded and necessary to protect the value of its intellectual property portfolio.

         Management believes that the ultimate resolution of the above matter could have a material impact on the Company's financial position, results of operations and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders


         On May 11, 2000, the Company held its annual meeting of stockholders for the following purposes: (i) to elect two Class I directors to the Board of Directors (Proposal No. 1); and (ii) to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000 (Proposal No. 2).

         The stockholders elected the persons named below, the Company's nominees for director, as Class I directors of the Company, casting votes for such nominees or withholding votes as indicated:

                                    VOTES FOR                VOTES WITHHELD

Alison Taunton-Rigby, Ph.D.         8,103,187                    11,412
Sandra Panem, Ph.D.                 8,103,399                    11,200




         The stockholders approved Proposal No. 2 as follows:


VOTES FOR         VOTES AGAINST         VOTES ABSTAINED       BROKER NON-VOTES

8,105,124            5,550                  3,925                    0

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

Exhibit
  No.          Description
-------        -----------

 27            Financial Data Schedule


 (b)           Reports on Form 8-K


 None

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                        (Registrant)



Date: August 4, 2000          By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name:  Kathleen P. Mullinix
                              Title: Chairman, President &
                                      Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name:  Robert L. Spence
                              Title: Senior Vice President,
                                      Chief Financial Officer & Treasurer