Form 10-Q
period 2000-09-30
SYNAPTIC PHARMACEUTICAL CORP
filed 2000-11-03
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


Mark One:
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

                                    Yes X No


As of November 1, 2000, there were 10,935,772 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

 INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30,2000


                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. Financial Statements                                               1

Balance Sheets at September 30, 2000 and December 31, 1999                 1

Statements of Operations and Comprehensive Income (Loss) for
  the three months ended September 30, 2000 and 1999, and for the
  nine months ended September 30, 2000 and 1999                            2

Statements of Cash Flows for the nine months ended
 September 30, 2000 and 1999                                               3

Notes to Financial Statements                                              4

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      5

Item 3. Quantitative and Qualitative Disclosures About Market Risk        10



                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                 11

Item 6. Exhibits and Reports on Form 8-K                                  12

Signatures                                                                13

























                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                     ASSETS

                                                    September 30, December 31,
                                                         2000        1999
                                                     ----------  -----------
                                                     (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                              $ 1,930      $ 6,236
 Revenue receivable under license agreement               2,500           --
 Marketable securities--current maturities               13,033        6,471
 Other current assets                                     1,038          847
                                                         -------      -------
  Total current assets                                   18,501       13,554

Property and equipment, net                               4,961        5,186

Marketable securities                                    16,916       29,436

Patent and patent application costs,
  net of accumulated amortization                           312          574
                                                        -------      -------
                                                        $40,690      $48,750
                                                        =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $   493      $   486
 Accrued liabilities                                        518          525
 Accrued compensation                                       261          386
 Deferred revenue                                           719           --
                                                        -------      -------
  Total current liabilities                               1,991        1,397

Deferred rent obligation                                    489          247

Stockholders' equity:
 Preferred Stock, $.01 par value; authorized--
  1,000,000 shares; issued--none                             --           --
 Common Stock, $.01 par value; authorized--
  25,000,000 shares; issued and outstanding--
  10,848,199 shares in 2000 and 10,764,661 shares
  in 1999;                                                  108          108
 Additional paid-in capital                              99,239       98,719
 Accumulated other comprehensive income--
  net unrealized losses on securities                      (411)        (791)
 Accumulated deficit                                    (60,726)     (50,930)
                                                        -------      -------
  Total stockholders' equity                             38,210       47,106
                                                        -------      -------
                                                        $40,690      $48,750
                                                        =======      =======

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
             (in thousands, except share and per share information)
                                   (Unaudited)



                             For the three months       For the nine months
                              ended September 30,       ended September 30,
                               2000         1999         2000         1999
                             -------      -------      -------      -------
Revenues:
 Contract revenue            $   319      $   314      $   804      $ 1,801
 License revenue               2,584           --        2,667           --
                             -------      -------      -------      -------
  Total revenues               2,903          314        3,471        1,801

Expenses:
 Research and development      3,866        3,614       10,545       11,414
 General and administrative    1,440        1,209        4,278        3,707
                             -------      -------      -------      -------
  Total expenses               5,306        4,823       14,823       15,121
                             -------      -------      -------      -------
Loss from operations          (2,403)      (4,509)     (11,352)     (13,320)

Other income, net:
 Interest income                 489          622        1,623        2,052
 Gain on sale of securities       --           --           --            2
 Other                           (84)          --          (67)          --
                             -------      -------      -------      -------
  Other income, net              405          622        1,556        2,054
                             -------      -------      -------      -------
Net loss                     $(1,998)     $(3,887)     $(9,796)    $(11,266)
                             =======      =======      =======      =======


Comprehensive loss:

Net loss                     $(1,998)     $(3,887)     $(9,796)    $(11,266)

Unrealized gains (losses)
 arising during period           310           48          380         (425)

Less: Reclassification
 adjustment for gains
 included in net income           --           --           --         (12)
                             -------      -------      -------      -------
Comprehensive loss           $(1,688)     $(3,839)     $(9,416)    $(11,703)
                             =======      =======      =======      =======


Basic and diluted net loss
 per share                    $(0.18)      $(0.36)      $(0.90)      $(1.05)
                              ======       ======       ======       ======
Shares used in
 computation of basic
 and diluted net loss
 per share                10,848,045   10,743,161   10,825,552   10,737,861
                          ==========    =========   ==========   ==========



                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                        For the nine months
                                                       ended September 30,
                                                        2000          1999
                                                       -------      -------
Operating activities:

Net loss                                               $(9,796)    $(11,266)
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization                           1,143        1,201
 Amortization of premiums on securities                    351          354
 Deferred rent obligation                                  242          164
 Amortization of deferred compensation                      --           46
 Gain on sale of securities                                 --           (2)
 Loss on sale of fixed asset                               100           80
Changes in operating assets and liabilities:
Increase in revenue receivable under
  license agreement                                     (2,500)          --
(Increase) decrease in other current assets               (191)         722
Decrease in accounts payable,
  accrued liabilities and accrued compensation            (125)        (813)
Increase (decrease) in deferred revenue                    719          (83)
                                                       -------      -------
Net cash used in operating activities                  (10,057)      (9,597)


Investing activities:

Sale or maturity of investments                          5,987       18,624
Purchase of investments                                     --      (16,349)
Purchases of property and equipment                       (826)        (706)
Proceeds from sale of equipment                             70           33
                                                       -------      -------
Net cash provided by investing activities                5,231        1,602


Financing activities:

Issuance of common stock, net of repurchases               520          173
                                                       -------      -------
Net cash provided by financing activities                  520          173
                                                       -------      -------

Net decrease in cash and cash equivalents               (4,306)      (7,822)


Cash and cash equivalents at beginning of period         6,236       16,590
                                                       -------      -------

Cash and cash equivalents at end of period             $ 1,930      $ 8,768
                                                       =======      =======







                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


Note 1 -- Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999, and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the fiscal quarter and nine month period ended September 30, 2000, are not necessarily indicative of the results of operations to be expected for the full year.


Note 2 -- Revenue Recognition

         Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101), requires that non-refundable, up-front license fees be deferred and recognized generally over the term of the license agreement, unless the agreements and facts and circumstances of the transaction clearly reflect the completion of the earnings process, as defined. The Company's policy historically has been to recognize such non-refundable, up-front license fees as revenue at such time they were received or, if earlier, became guaranteed. There were no revenues recognized in the financial statements which would need to have been deferred in order to conform with SAB 101.


Note 3 -- Reclassifications

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

         In addition to its ongoing collaborative arrangements, other pharmaceutical companies have licenses to certain of the Company's technology and patent rights. For convenience of reference, the agreements pursuant to which the licenses referred to in this paragraph and the preceding paragraph were granted are collectively referred to as the "License Agreements."

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

         Under the License Agreements, the Company may receive one or more of the following types of revenue: license revenue, contract revenue, royalty revenue or revenue from the sales of drugs. License revenue represents non-refundable payments for a license to one or more of the Company's patents and/or a license to the Company's technology. Effective January 1, 2000, payments for licenses are recognized as they are received or, if earlier, when they become guaranteed, provided they are independent of any continuing research activity, otherwise, they are recognized pro-rata during the term of the related research agreement in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Contract revenue includes research funding to support a specified number of the Company's scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the collaboration to which it relates and is based upon predetermined funding requirements. Research and development milestone payment revenue is recognized when the related research or development milestone is achieved. Under each of the License Agreements (other than the Grunenthal Agreement), the Company is entitled to receive royalty payments based upon the sales of drugs that may be developed using the Company's technology or that may be covered by the Company's patents. Under the Grunenthal Agreement, the Company has development and marketing rights in certain geographical areas with respect to drugs, if any, that are jointly identified as part of the collaboration with Grunenthal. Accordingly, the Company may receive revenue from sales in its geographical areas (as defined) of such drugs if it markets them independently or the Company may receive royalty payments if it licenses its marketing rights to a third party. To date, the Company has not received either royalty revenue or revenue from the sales of drugs and the Company does not expect to receive such revenues for a number of years, if at all.

         To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting the Company's technologies. The Company has been historically unprofitable and had an accumulated deficit of $60,726,000 at September 30, 2000. The Company expects to continue to incur operating losses for a number of years and may not become profitable, unless and until it receives royalty revenue or revenue from sales of drugs that may be developed with the use of its technology or its patent rights.


Results of Operations

Comparison of the Three Months Ended September 30, 2000 and 1999

         Revenues. The Company recognized revenue of $2,903,000 and $314,000 for the three months ended September 30, 2000 and 1999, respectively. The increase of $2,589,000 was primarily attributable to an increase in license revenue resulting from the grant of a non-exclusive license to certain of the company's technology and patent rights.

         Research and Development Expenses. The Company incurred research and development expenses of $3,866,000, and $3,614,000 for the three months ended September 30, 2000 and 1999, respectively. The increase of $252,000, or 7% was attributable primarily to increases in preclinical testing and supply costs, both of which were offset by a decrease in depreciation expense.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $1,440,000 and $1,209,000 for the three months ended September 30, 2000 and 1999, respectively. The increase of $231,000, or 19%, was attributable primarily to: an increase in consulting fees associated with business development activities; an increase in patent expenses; and legal expenses related to the Company's lawsuit against M.D.S. Panlabs, Inc.

         Other Income, Net. The Company recorded other income of $405,000 and $622,000 for the three months ended September 30, 2000 and 1999, respectively. The decrease of $217,000 was primarily due to: lower average cash, cash equivalent and marketable securities balances during 2000 as a result of the utilization of these resources to fund the Company's operations; and a loss on the sale of underutilized equipment.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $1,998,000 ($0.18 per share), and $3,887,000 ($0.36 per share) for the three months ended September 30, 2000 and 1999, respectively. The decrease in net loss per share of $0.18 resulted primarily from higher revenues which were offset by increased expenses and lower other income during the third quarter of 2000 as described above.


Comparison of the Nine Months Ended September 30, 2000 and 1999

         Revenues. The Company recognized revenue of $3,471,000 and $1,801,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase of $1,670,000 was attributable to an increase in license revenue of $2,667,000 resulting primarily from the grant of a non-exclusive license to certain of the Company's technology and patent rights, offset by a reduction in contract revenue of $997,000 resulting from the net reduction in the number of scientists being funded under the Company's collaborative arrangements.

         Research and Development Expenses. The Company incurred research and development expenses of $10,545,000 and $11,414,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease of $869,000, or 8%, was attributable primarily to a net decrease in headcount and a corresponding decrease in supply costs, both of which were offset by an increase in preclinical testing costs.

         General and Administrative Expenses. The Company incurred general and administrative expenses of $4,278,000 and $3,707,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase of $571,000, or 15%, was attributable primarily to: an increase in rent expense; an increase in consulting and finder's fees associated with business development activities; and an increase in legal and patent costs.

         Other Income, Net. The Company recorded other income of $1,556,000 and $2,054,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease of $498,000 was primarily due to: lower average cash, cash equivalent and marketable securities balances during 2000 as a result of the utilization of these resources to fund the Company's operations; and a loss on the sale of underutilized equipment.

         Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $9,796,000 ($0.90 per share), and $11,266,000 ($1.05 per share) for the nine months ended September 30, 2000 and 1999, respectively. The decrease in net loss per share of $0.15 resulted primarily from higher revenues and lower total operating expenses, both of which were partially offset by lower other income during the nine months ended September 30, 2000, as described above.


Operating Trends

         Operating Trends. Revenues may vary from period to period depending on numerous factors including the timing of revenue earned under the License Agreements and revenue that may be earned under future collaborative and/or license agreements. On January 24, 2000, the Company entered into a research and licensing agreement with Kissei Pharmaceutical Co., Ltd. The Company will recognize revenue under this agreement during 2000 and expects to recognize revenue under this agreement during 2001 and 2002. Under the terms of certain of the License Agreements, revenues may be recognized if certain milestones are achieved. Management continues to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements as well as obtaining financing through equity transactions. The Company continues to monitor its spending level in order to insure that it has enough cash to last through the year 2002.

         Preclinical expenses are expected to increase as the Company moves its own drug discovery projects forward.

         Legal expenses are expected to increase as a result of a suit filed by the Company. See "Legal Proceedings" in PART II, Item 1, hereof.

         Other income, net is expected to decline during the remainder of 2000 and during 2001 and 2002 as existing funds are utilized to support the Company's operations.

         Property and equipment spending may vary from period to period depending on numerous factors including: the number of collaborations in which the Company is involved at any given time; replacement due to obsolescence and replacement due to normal wear. Consequently, equipment spending in 2000 is expected to increase from that of 1999.

         At September 30, 2000, the Company held marketable securities with an estimated fair value of $29,949,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sale securities. The following table provides information about marketable securities held by the Company at September 30, 2000:

                                                                Estimated
       Principal Amount and Weighted Average Stated Rate           Fair
                   by Expected Maturity                           Value
   ----------------------------------------------------         ---------
   (000's)      2000    2001     2002     2003   Total           (000's)
   ----------------------------------------------------         ---------
   Principal     $500  $20,440  $2,500  $6,500  $29,940          $29,949

   Weighted
    Average
    Stated
    Rates       7.02%   7.91%   6.50%    5.77%    7.31%              --
   ----------------------------------------------------        ---------

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


Liquidity and Capital Resources

         At September 30, 2000 and December 31, 1999, cash, cash equivalents and marketable securities aggregated $31,879,000 and $42,143,000, respectively. The decrease of $10,264,000 resulted from the utilization of these resources to fund the Company's operations. In addition, the Company has recorded a short-term receivable of $2,500,000 related to the grant of the non-exclusive license referred to under "Results of Operations", above.

         To date, the Company has met its cash requirements through the sale of its stock, through contract and license revenue, through SBIR grants and through interest income and gains resulting from its investments. If the current biotechnology financing environment remains unfavorable, raising additional capital may be difficult.

         At September 30, 2000, the Company had invested, $11,837,000 in property and equipment.

         The Company leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $1,575,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

         At September 30, 2000, the Company had $31,879,000 in cash, cash equivalents and marketable securities. The Company currently intends to utilize these funds primarily to conduct certain of its research programs, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. The Company expects to continue to incur operating losses for a number of years. The Company believes that its cash on hand and cash that it expects to receive through interest payments on its investments, will be sufficient to fund its operations, as well as the Company's share of development costs, if any, under the Grunenthal Agreement, through the year 2002.

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


Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after September 15, 2000. As the Company does not currently intend to engage in derivatives or in hedging transactions, the Company does not anticipate any effect on its results of operations, financial position or cash flows upon the adoption of SFAS 133.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings


         On June 5, 2000, the Company filed suit in the United States District Court for the District of New Jersey against M.D.S. Panlabs, Inc., a Washington corporation, and Panlabs Taiwan Ltd., a Taiwanese corporation (collectively, "Panlabs"). The suit alleges that Panlabs has infringed several issued U.S. Patents owned by the Company which relate to cloned human receptors and their use in binding assays. The suit also alleges that Panlabs has been importing, selling and offering to sell products of the Company's patented binding assay processes to pharmaceutical companies and others in the United States and particularly in New Jersey.

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


                              SYNAPTIC PHARMACEUTICAL CORPORATION
                                       (Registrant)



Date: November 3, 2000        By:/s/ Kathleen P. Mullinix
                                 -----------------------------
                              Name:  Kathleen P. Mullinix
                              Title: Chairman, President &
                                      Chief Executive Officer



                              By:/s/ Robert L. Spence
                                 -----------------------------
                              Name:  Robert L. Spence
                              Title: Senior Vice President,
                                      Chief Financial Officer &
                                      Treasurer