Form 10-Q
period 2001-03-31
SYNAPTIC PHARMACEUTICAL CORP
filed 2001-05-14
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         Mark One:

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-27324


                       SYNAPTIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                    Delaware                             22-2859704
          (State or other jurisdiction      (I.R.S. Employer Identification No.)
       of incorporation or organization)

                215 College Road                                      07652
                  Paramus, NJ                                      (Zip Code)
    (Address of principal executive offices)

                                 (201) 261-1331
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X No


     As of May 1, 2001, there were 10,938,497 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

          INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2001



                          PART I. FINANCIAL INFORMATION

                                                                           Page
Item  1.          Financial Statements (unaudited)..................        1

                  Balance Sheets at March 31, 2001 and
                  December 31, 2000.................................        1

                  Statements of Operations and Comprehensive
                  Income (Loss) for the three months ended
                  March 31, 2001 and 2000...........................        2

                  Statements of Cash Flows for the three months
                  ended March 31, 2001 and 2000.....................        3

                  Note to Financial Statements. ....................        4

Item  2.          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....        5

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk.................................       10



                           PART II. OTHER INFORMATION


Item  1.          Legal Proceedings................................       11

Item 6.           Exhibits and Reports on Form 8-K.................       12



                  Signatures.......................................       13








                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)


                                                          March 31, December 31,
Assets                                                       2001         2000
--------------------------------------------------------------------------------
                                                          (Unaudited)  (Audited)
Current assets:
Cash and cash equivalents                                   $ 4,143     $ 2,037
Marketable securities--current maturities                    14,638      20,627
Other current assets                                          1,097         814
--------------------------------------------------------------------------------
Total current assets                                         19,878      23,478

Property and equipment, net                                   4,757       4,781

Marketable securities                                         9,059       8,938

Patent and patent application costs, net of                     151         227
      accumulated amortization

Other assets                                                    217         147
--------------------------------------------------------------------------------
                                                           $ 34,062    $ 37,571
================================================================================


Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Accounts payable                                            $ 1,247     $ 1,128
Accrued liabilities                                             959         648
Accrued compensation                                             87         348
Deferred revenue                                              1,144         354
--------------------------------------------------------------------------------
Total current liabilities                                     3,437       2,478

Deferred rent obligation                                        634         564

Stockholders' equity:
Preferred Stock, $.01 par value; authorized--1,000,000 shares    -            -
Common Stock, $.01 par value; authorized--25,000,000 shares
issued and outstanding--10,938,497 shares in 2001 and
10,935,772 shares in 2000                                      109          109
Additional paid-in capital                                  99,405       99,392
Accumulated other comprehensive income--net unrealized
      gains (losses) on securities                             146        (183)
Accumulated deficit                                        (69,669)    (64,789)
--------------------------------------------------------------------------------
Total stockholders' equity                                  29,991      34,529
--------------------------------------------------------------------------------
                                                          $ 34,062    $ 37,571
================================================================================


                           See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

             (in thousands, except share and per share information)
                                   (Unaudited)



For the three months ended March 31, 2001 and 2000

                                                       2001              2000
------------------------------------------------------------------------------

Revenues:
Contract revenue                                      $ 287             $ 214
License revenue                                          83                 -
------------------------------------------------------------------------------
Total revenues                                          370               214

Expenses:
Research and development                              4,013             3,139
General and administrative                            1,790             1,364
------------------------------------------------------------------------------
Total expenses                                        5,803             4,503
------------------------------------------------------------------------------
Loss from operations                                 (5,433)           (4,289)

Other income, net:
Interest income                                         422               578
Other                                                   131                 7
------------------------------------------------------------------------------
Other income, net                                       553               585
------------------------------------------------------------------------------
Net loss                                           $ (4,880)         $ (3,704)
==============================================================================


Comprehensive loss:

Net loss                                           $ (4,880)         $ (3,704)

Unrealized gains arising during period                  329                24
------------------------------------------------------------------------------
Comprehensive loss                                 $ (4,551)         $ (3,680)
==============================================================================




Basic and diluted net loss per share               $ (0.45)          $ (0.34)
==============================================================================

Shares used in computation of net loss per share  10,937,713        10,784,718
==============================================================================






                            See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                  (in thousands)
                                   (Unaudited)


For the three months ended March 31, 2001 and 2000

                                                       2001            2000
-----------------------------------------------------------------------------
Operating activities:
Net loss                                            $ (4,880)       $ (3,704)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and patent amortization                     346             399
Amortization of premiums (discounts) on
securities                                               107             121
Deferred rent, net                                         -              82
Changes in operating assets and liabilties:
Increase in other current assets                        (283)           (352)
Increase in accounts payable,
accrued liabilities and accrued compensation             169             198
Increase in deferred revenue                             790             938
-----------------------------------------------------------------------------
Net cash (used in) operating activities               (3,751)         (2,318)

Investing activities:
Proceeds from sale or maturity of investments          6,090           2,187
Purchases of property and equipment                     (246)           (532)
-----------------------------------------------------------------------------
Net cash provided by investing activities              5,844           1,655

Financing activities:
Issuance of common stock                                  13             511
-----------------------------------------------------------------------------
Net cash provided by financing activities                 13             511
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   2,106            (152)
Cash and cash equivalents at beginning of period       2,037           6,236
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period           $ 4,143         $ 6,084
=============================================================================









                        See note to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                           NOTE TO FINANCIAL STATEMENTS

                                 March 31, 2001


Note 1 -- Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2000, and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended March 31, 2001, are not necessarily indicative of the results of operations to be expected for the full year.

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

     The Company is currently collaborating with Grunenthal GmbH ("Grunenthal ") and Kissei Pharmaceutical Co., Ltd. ("Kissei"). Concurrently with the establishment of the collaborative arrangement with Grunenthal, the Company granted a license to certain of its technology and patent rights.

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

     To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting our technologies. Synaptic has been historically unprofitable and had an accumulated deficit of $69,669,000 at March 31, 2001. We expect to continue to incur operating losses for a number of years and may not become profitable, unless and until we receive royalty revenue or revenue from sales of drugs that may be developed with the use of our technology or patent rights.


Results of Operations

Comparison of the Three Months Ended March 31, 2001 and 2000

     Revenues. The Company recognized revenue of $370,000 and $214,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in revenue of $156,000 resulted from revenue derived under the Company's agreement with Kissei.

     Research and Development Expenses. The Company incurred research and development expenses of $4,013,000, and $3,139,000 for the three months ended March 31, 2001 and 2000, respectively. The increase of $874,000, or 28%, was attributable primarily to increases in preclinical testing costs, supply costs and temporary staffing costs.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $1,790,000 and $1,364,000 for the three months ended March 31, 2001 and 2000, respectively. The increase of $426,000, or 31%, was attributable primarily to legal expenses related to the Company's lawsuit and an increase in fringe benefit expenses resulting from an increase in healthcare claims.

     Other Income, Net. The Company recorded other income of $553,000 and $585,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease of $32,000 was primarily due to lower cash, cash equivalent and marketable securities balances during 2001 as a result of the utilization of these resources to fund the Company's operations offset by an increase in rental income from the Company's sublessees.

     Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $4,880,000 ($0.45 per share), and $3,704,000 ($0.34 per share)
for the three months ended March 31, 2001 and 2000, respectively. The increase in net loss per share of $0.11 resulted primarily from higher expenses partially offset by higher revenues and other income during the first quarter of 2001 as described above.


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

     Property and equipment spending may vary from period to period depending on numerous factors, including the number of collaborations in which we are involved at any given time and replacement due to normal wear and obsolescence. Equipment spending in 2001 is expected to decline from that of 2000.

     At March 31, 2001, the Company held marketable securities with an estimated fair value of $23,697,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sale securities. The following table provides information about marketable securities held by the Company at March 31, 2001:

             Principal Amount and Weighted Average
                       Stated Rate by                            Estimated Fair
                     Expected Maturity                               Value
---------------------------------------------------------       ----------------
         (000's)       2001    2002    2003      Total                (000's)
------------------- -------- -------- -------- ----------       ----------------
Principal           $14,350  $2,500   $6,500   $23,350                $23,697
Weighted  Average
 Stated Rates         8.85%    6.50%    5.77%    7.74%                     --
---------------------------------------------------------       ----------------


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

Liquidity and Capital Resources

     At March 31, 2001 and December 31, 2000, cash, cash equivalents and marketable securities aggregated $27,840,000 and $31,602,000, respectively. This decrease was a result of the utilization of these resources to fund the Company's operations.

     To date, Synaptic has met its cash requirements through the sale of its stock, through contract and license revenue, through interest income and gains resulting from its investments, through SBIR grants and through the sale of a portion of its State NOL carryforwards. If the current biotechnology financing environment remains unfavorable, raising additional capital may be difficult.

     Synaptic leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $2,249,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

     At March 31, 2001, the Company had $27,840,000 in cash, cash equivalents and marketable securities. The Company currently intends to utilize these funds primarily to conduct certain of its research programs, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. We expect to continue to incur operating losses for a number of years. We believe that cash on hand and cash that we expect to receive through interest payments on investments, will be sufficient to fund operations, as well as our share of certain development costs under the Grunenthal Agreement, through the year 2002.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 had no effect on Synaptic's results of operations, financial position or cash flows.

     This Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, those relating to future cash and spending plans, amounts of future research funding, and any other statements regarding future growth, future cash needs, future operations, business plans and financial results, and any other statements which are not historical facts. When used in this document, the words "expects," "may," "believes," and similar expressions are intended to be among the words that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K"), including in Item 1 of the 2000 Form 10-K under the captions "Patents, Proprietary Technology and Trade Secrets," "Competition" and "Government Regulation" as well as in the section entitled "Disclosure Regarding Forward-Looking Statements" under the captions "Early Stage of Product Development; Technological Uncertainty," "Dependence on Collaborative Partners and Licensees for Development, Regulatory Approvals, Manufacturing, Marketing and Other Resources" and "Uncertainties Related to Clinical Trials" or detailed from time to time in filings the Company makes with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, it can give no assurance that such expectations will prove to be correct. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative and qualitative disclosures about market risk (i.e., interest rate risk) are included in Item 2 of this Report.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 5, 2000, the Company filed suit in the United States District Court for the District of New Jersey against M.D.S. Panlabs, Inc., a Washington corporation, and Panlabs Taiwan Ltd., a Taiwanese corporation (collectively, "Panlabs"). The suit alleges that Panlabs has infringed several issued U.S. Patents owned by the Company, which relate to cloned human receptors and their use in binding assays. The suit also alleges that Panlabs has been importing, selling and offering to sell products of the Company's patented binding assay processes to pharmaceutical companies and others in the United States and particularly in New Jersey.

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

         None

(b)      Reports on Form 8-K

         None

                                 SIGNATURE PAGE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNAPTIC PHARMACEUTICAL CORPORATION

Date: May 11, 2001                  By:   /s/ Kathleen P. Mullinix
                                        ------------------------------------
                                        Name: Kathleen P. Mullinix
                                        Title: Chairman, President and
                                               Chief Executive Officer



                                    By:   /s/ Robert L. Spence
                                        ------------------------------------
                                        Name: Robert L. Spence
                                        Title: Senior Vice President, Chief
                                               Financial Officer & Treasurer