Form 10-Q
period 2001-06-30
SYNAPTIC PHARMACEUTICAL CORP
filed 2001-08-14
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         Mark One:

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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


                                    Yes X No


     As of August 1, 2001, there were 10,942,222 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

          INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2001



                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item  1.   Financial Statements (unaudited)..............................    1

           Balance Sheets at June 30, 2001 and December 31, 2000.........    1

           Statements of Operations and Comprehensive Income (Loss)
            for the three months ended June 30, 2001 and 2000,
            and for the six months ended June 30, 2001 and 2000..........    2

           Statements of Cash Flows for the six months ended
           June 30, 2001 and 2000........................................    3

           Notes to Financial Statements.................................    4

Item  2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................    5

Item  3.   Quantitative and Qualitative Disclosures About Market Risk....   10



                           PART II. OTHER INFORMATION


Item  1.   Legal Proceedings.............................................   11

Item  4.   Submission of Matters to a Vote of Security Holders...........   12

Item  6.   Exhibits and Reports on Form 8-K..............................   13



           Signatures....................................................   14





                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
             (in thousands, except share and per share information)


                                                          June 30, December 31,
Assets                                                       2001         2000
--------------------------------------------------------------------------------
                                                          (Unaudited)  (Audited)
Current assets:
Cash and cash equivalents                                   $ 9,990     $ 2,037
Marketable securities--current maturities                     7,467      20,627
Other current assets                                            855         814
--------------------------------------------------------------------------------
Total current assets                                         18,312      23,478

Property and equipment, net                                   4,541       4,781

Marketable securities                                         6,066       8,938

Patent and patent application costs, net                         76         227

Other assets                                                    237         147
--------------------------------------------------------------------------------
                                                           $ 29,232    $ 37,571
================================================================================


Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Accounts payable                                            $ 1,689     $ 1,128
Accrued liabilities                                             957         648
Accrued compensation                                            174         348
Deferred revenue                                                771         354
--------------------------------------------------------------------------------
Total current liabilities                                     3,591       2,478

Deferred rent obligation                                        704         564

Stockholders' equity:
Preferred Stock, $.01 par value; authorized--1,000,000 shares    -            -
Common Stock, $.01 par value; authorized--25,000,000 shares
issued and outstanding--10,940,222 shares in 2001 and
10,935,772 shares in 2000                                      109          109
Additional paid-in capital                                  99,413       99,392
Accumulated other comprehensive income--net unrealized
 gains (losses) on securities                                   76        (183)
Accumulated deficit                                        (74,661)    (64,789)
--------------------------------------------------------------------------------
Total stockholders' equity                                  24,937      34,529
--------------------------------------------------------------------------------
                                                          $ 29,232    $ 37,571
================================================================================

                         See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

             (in thousands, except share and per share information)
                                   (Unaudited)



                               For the three months       For the six months
                                  ended June 30,            ended June 30,
                                 2001         2000         2001         2000
--------------------------------------------------------------------------------
Revenues:
 Contract revenue              $   290      $   271      $   577      $   485
 License revenue                    83           83          166           83
--------------------------------------------------------------------------------
  Total revenues                   354          354          743          568

Expenses:
 Research and development        4,087        3,540        8,100        6,679
 General and administrative      1,757        1,474        3,547        2,838
--------------------------------------------------------------------------------
  Total expenses                 5,844        5,014       11,647        9,517
--------------------------------------------------------------------------------
Loss from operations            (5,471)      (4,660)     (10,904)      (8,949)

Other income, net:
 Interest income                   356          556          778        1,134
 Other                             123           10          254           17
--------------------------------------------------------------------------------
  Other income, net                479          566        1,032        1,151
--------------------------------------------------------------------------------
Net loss                       $(4,992)     $(4,094)     $(9,872)     $(7,798)
================================================================================


Comprehensive loss:

Net loss                       $(4,992)     $(4,094)     $(9,872)     $(7,798)

Unrealized (losses) gains
 arising during period             (70)          46          259           70
--------------------------------------------------------------------------------
Comprehensive loss             $(5,062)     $(4,048)     $(9,613)     $(7,728)
================================================================================


Basic and diluted net loss
 per share                      $(0.46)      $(0.38)      $(0.90)      $(0.72)
================================================================================
Shares used in computation
 of net loss per share      10,938,949   10,843,647   10,938,331   10,814,183
================================================================================







                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


For the six months ended June 30, 2001 and 2000

                                                       2001            2000
--------------------------------------------------------------------------------
Operating activities:
Net loss                                            $ (9,872)       $ (7,798)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and patent amortization                     693             778
Amortization of premiums (discounts) on
securities                                               201             237
Deferred rent, net                                        50             164
Changes in operating assets and liabilties:
Increase in other current assets                         (41)            (43)
Increase in accounts payable,
accrued liabilities and accrued compensation             696             179
Increase in deferred revenue                             417           1,083
--------------------------------------------------------------------------------
Net cash (used in) operating activities               (7,856)         (5,400)

Investing activities:
Proceeds from sale or maturity of investments         18,090           3,487
Purchases of investments                              (2,000)             --
Purchases of property and equipment                     (318)           (650)
Proceeds from sale of equipment                           16              --
--------------------------------------------------------------------------------
Net cash provided by investing activities             15,788           2,837

Financing activities:
Issuance of common stock                                  21             520
--------------------------------------------------------------------------------
Net cash provided by financing activities                 21             520
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   7,953          (2,043)
Cash and cash equivalents at beginning of period       2,037           6,236
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $ 9,990         $ 4,193
================================================================================








                        See notes to financial statement.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001


    Note 1 -- Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2000, and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended June 30, 2001, are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 - Subsequent Event

     On August 3, 2001, the Company sold to investors (the "purchasers"), 9,438 shares of its newly designated Series B Senior Convertible Preferred Stock (the "Series B Preferred Stock") in a private equity placement led by Warburg Pincus LLC, for $9,438,000. These shares of Series B Preferred Stock are convertible into 2,176,760 shares of common stock and have voting rights equal to those of the common stock on an as-converted basis. Each share of the Series B Preferred Stock has a liquidation preference of $1,000 and is redeemable at the Company's option under certain market conditions that may occur after August 3, 2003. The purchasers also acquired certain anti-dilution and registration rights. Net proceeds, after giving effect to underwriting discounts and estimated offering expenses, were approximately $8,450,000.

     Additionally, the Company is seeking shareholder approval to issue additional preferred stock in an amount and at a price that, when combined with the Series B Preferred Stock described above, would result in the total issuance of preferred stock which would be convertible into 7,564,584 shares of common stock at a weighted-average price of $5.42 per common share. The additional preferred stock would be pari passu in all material respects with the Series B Preferred Stock.

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

     In addition to ongoing collaborative arrangements, other pharmaceutical companies have licenses to certain of our technology and patent rights. For convenience of reference, the agreements pursuant to which the licenses referred to in this paragraph and the preceding paragraph have been granted are collectively referred to as the "License Agreements."

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

     To date, the Company's expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting our technologies. Synaptic has been historically unprofitable and had an accumulated deficit of $74,661,000 at June 30, 2001. We expect to continue to incur operating losses for a number of years and may not become profitable, unless and until we receive royalty revenue or revenue from sales of drugs that may be developed with the use of our technology or patent rights.


Results of Operations

Comparison of the Three Months Ended June 30, 2001 and 2000

     Revenues. The Company recognized revenue of $373,000 and $354,000 for the three months ended June 30, 2001 and 2000, respectively.

     Research and Development Expenses. The Company incurred research and development expenses of $4,087,000, and $3,540,000 for the three months ended June 30, 2001 and 2000, respectively. The increase of $547,000, or 15%, was attributable primarily to an increase in preclinical testing costs partially offset by a reduction in supply costs.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $1,757,000 and $1,474,000 for the three months ended June 30, 2001 and 2000, respectively. The increase of $283,000, or 19%, was attributable primarily to legal expenses related to the Company's patent infringement lawsuit with Panlabs, Inc.

     Other Income, Net. The Company recorded other income of $479,000 and $566,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease of $87,000 was primarily due to lower cash, cash equivalent and marketable securities balances during 2001 as a result of the utilization of these resources to fund the Company's operations partially offset by an increase in rental income from the Company's sublessees.

     Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $4,992,000 ($0.46 per share), and $4,094,000 ($0.38 per share)
for the three months ended June 30, 2001 and 2000, respectively. The increase in net loss per share of $0.08 resulted primarily from higher expenses and lower other income during the second quarter of 2001 as described above.

Comparison of the Six Months Ended June 30, 2001 and 2000

     Revenues. The Company recognized revenue of $743,000 and $568,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in revenue of $175,000 resulted from revenue derived under the second year of the Company's agreement with Kissei.

     Research and Development Expenses. The Company incurred research and development expenses of $8,100,000, and $6,679,000 for the six months ended June 30, 2001 and 2000, respectively. The increase of $1,421,000, or 21%, was attributable primarily to increases in preclinical testing costs and temporary staffing costs.

     General and Administrative Expenses. The Company incurred general and administrative expenses of $3,547,000 and $2,838,000 for the six months ended
June 30, 2001 and 2000, respectively. The increase of $709,000, or 25%, was attributable primarily to legal expenses related to the Company's lawsuit and an increase in fringe benefit expense resulting from an increase in healthcare claims.

     Other Income, Net. The Company recorded other income of $1,032,000 and $1,151,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease of $119,000 was primarily due to lower cash, cash equivalent and marketable securities balances during 2001 as a result of the utilization of these resources to fund the Company's operations offset by an increase in rental income from the Company's sublessees.

     Net Loss and Basic and Diluted Net Loss Per Share. The net loss incurred by the Company was $9,872,000 ($0.90 per share), and $7,798,000 ($0.72 per share)
for the six months ended June 30, 2001 and 2000, respectively. The increase in net loss per share of $0.18 resulted primarily from higher expenses and lower other income partially offset by higher revenues during the first half of 2001 as described above.

Operating Trends

     Revenues may vary from period to period depending on numerous factors including the timing of revenue earned under the License Agreements and revenue that may be earned under future collaborative and/or license agreements. Synaptic will recognize revenue under its research and licensing agreement with Kissei Pharmaceutical Co., Ltd. during 2001 and expects to recognize additional revenues under this agreement during 2002. Under the terms of certain of the License Agreements, revenues may be recognized if certain milestones are achieved. We continue to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements as well as obtaining financing through equity transactions. We continue to monitor our spending level in order to insure that we have enough cash to last at least through the year 2002.

     Since late 2000, we have been pursuing a new business strategy of increasing our internal drug discovery efforts. This new strategy requires us to hire additional employees with drug development expertise and to incur additional preclinical expenses as well as to incur costs associated with clinical trials. If we obtain the anticipated net proceeds of the sale of shares to be sold at the second closing, we will increase our drug development efforts thereby incurring a greater level of expenditures. If the stockholders do not approve the sale of the shares to be sold in the second closing, expenditures related to our implementation of this strategy will increase at a slower rate.

     Legal expenses are expected to be a significant expense as a result of a suit filed by the Company. See "Legal Proceedings" in PART II, Item 1, hereof.

     If the stockholders do not approve the sale of shares to be sold at the second closing (see Note 2 - Subsequent Event in Part I, Item 1, hereof), other income, net is expected to decline over the remainder of 2001 and in 2002 as existing funds, including funds received from the sale of Series B Preferred Stock on August 3, 2001, are utilized to support the Company's operations. This decline will be partially offset by rental income that we expect to recognize under our existing sublease agreements.

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

     At June 30, 2001, the Company held marketable securities with an estimated fair value of $13,533,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes. All of the marketable securities held by the Company are classified as available-for-sale securities. The following table provides information about marketable securities held by the Company at June 30, 2001:
                                                                 Estimated
       Principal Amount and Weighted Average Stated Rate           Fair
                   by Expected Maturity                           Value
   ----------------------------------------------------         ---------
   (000's)      2001    2002     2003     2004   Total           (000's)
   ----------------------------------------------------         ---------
   Principal   $7,350  $2,500  $1,500  $2,000  $13,350          $13,533

   Weighted
    Average
    Stated
    Rates       9.03%   6.50%   6.20%    5.25%    7.67%              --
   ----------------------------------------------------        ---------

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

Liquidity and Capital Resources

     At June 30, 2001 and December 31, 2000, cash, cash equivalents and marketable securities aggregated $23,523,000 and $31,602,000, respectively. This decrease was a result of the utilization of these resources to fund the Company's operations.

     To date, Synaptic has met its cash requirements through the sale of its stock, through contract and license revenue, through interest income and gains resulting from its investments, through SBIR grants and through the sale of a portion of its State NOL carryforwards. If the current public biotechnology financing environment remains unfavorable, raising additional capital in the public markets may be difficult.

     Synaptic leases laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $2,249,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

     At June 30, 2001, the Company had $23,523,000 in cash, cash equivalents and marketable securities. On August 3, 2001, the Company received net proceeds of approximately $8,450,000 from the sale of Series B Preferred Stock. If the stockholders approve the issuance of shares of preferred stock, we anticipate that we will receive net proceeds of approximately $29,150,000 and that this closing will occur in the third or fourth quarter of 2001. The Company currently intends to utilize these funds primarily for clinical trials, to move our drug discovery programs forward, for patent related expenditures, for general corporate purposes, to make leasehold improvements to its facilities and to purchase property and equipment. We expect to continue to incur operating losses for a number of years. We believe that cash, cash equivalents and marketable securities on hand, including cash received from the closing of the Series B Preferred Stock sold on August 3, 2001, and cash that we expect to receive through interest payments on investments, will be sufficient to fund operations, as well as to support our share of certain development costs under the Grunenthal Agreement, through at least the year 2002.

     As of December 31, 2000, the Company had NOL carryforwards ("NOL's") of approximately $57,000,000 for Federal income tax purposes that will expire principally in the years 2002 through 2020. In addition, the Company had research and development credit carryforwards of approximately $1,610,000, which will expire principally in 2002 through 2018. Also at December 31, 2000, Synaptic had NOL carryforwards of approximately $41,637,000 for State income tax purposes and State research and development credit carryforwards of $475,000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to the limitations imposed by the Tax Reform Act of 1986, and as a result of significant changes in the Company's ownership in 1993 and 1997, the utilization of $25,000,000 of Federal NOL carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited. If the stockholders approve the sale of the shares to be sold in the second closing, there would not be an ownership change that would further limit the utilization of these NOL's at the time of such closing.


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

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 10, 2001, the Company held its annual meeting of stockholders for the following purposes: (i) to elect a Class II director to the Board of Directors (Proposal No. 1); and (ii) to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001 (Proposal No. 2).

     The stockholders elected the person named below, the Company's nominee for director, as a Class II director of the Company, casting votes for such nominee or withholding votes as indicated:

                                 VOTES FOR                  VOTES WITHHELD
John E. Lyons........            8,217,348                        44,311


         The stockholders approved Proposal No. 2 as follows:

VOTES FOR     VOTES AGAINST      VOTES ABSTAINED        BROKER NON-VOTES
8,247,690       11,031                2,938                  N/A

Item 6.  Exhibits and Reports on Form 8-K


(a)       Exhibits

         None

(b)      Reports on Form 8-K

         None

                                 SIGNATURE PAGE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNAPTIC PHARMACEUTICAL CORPORATION

Date: August 14, 2001               By:   /s/ Kathleen P. Mullinix
                                          -----------------------------
                                          Name: Kathleen P. Mullinix
                                          Title: Chairman, President and
                                                  Chief Executive Officer



                                    By:   /s/ Robert L. Spence
                                          ------------------------------
                                          Name: Robert L. Spence
                                          Title: Senior Vice President,
                                                  Chief Financial Officer &
                                                  Treasurer