Form 10-Q
period 2001-09-30
SYNAPTIC PHARMACEUTICAL CORP
filed 2001-11-13
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         Mark One:

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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


                                    Yes X No


     As of November 1, 2001, there were 10,944,122 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

          INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2001



                          PART I. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item  1.   Financial Statements (unaudited)..............................    1

           Balance Sheets at September 30, 2001 and December 31, 2000....    1

           Statements of Operations and Comprehensive Income (Loss)
            for the three months ended September 30, 2001 and 2000,
            and for the nine months ended September 30, 2001 and 2000....    2

           Statements of Cash Flows for the nine months ended
           September 30, 2001 and 2000...................................    3

           Notes to Financial Statements.................................    4

Item  2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................    6

Item  3.   Quantitative and Qualitative Disclosures About Market Risk....   12



                           PART II. OTHER INFORMATION


Item  1.   Legal Proceedings.............................................   13

Item  2.   Changes in Securities.........................................   14

Item  4.   Submission of Matters to a Vote of Security Holders...........   15

Item  6.   Exhibits and Reports on Form 8-K..............................   16



           Signatures....................................................   17





                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
             (in thousands, except share and per share information)


                                                      September 30, December 31,
Assets                                                       2001         2000
--------------------------------------------------------------------------------
                                                         (Unaudited)   (Audited)
Current assets:
Cash and cash equivalents                                   $49,281     $ 2,037
Marketable securities--current maturities                     7,640      20,627
Other current assets                                            714         814
--------------------------------------------------------------------------------
Total current assets                                         57,635      23,478

Property and equipment, net                                   4,495       4,781

Marketable securities                                         1,557       8,938

Patent and patent application costs, net                          -         227

Other assets                                                    233         147
--------------------------------------------------------------------------------
                                                           $ 63,920    $ 37,571
================================================================================


Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Accounts payable                                            $   974     $ 1,128
Accrued liabilities                                           4,213         648
Accrued compensation                                            261         348
Deferred revenue                                                398         354
--------------------------------------------------------------------------------
Total current liabilities                                     5,846       2,478

Deferred rent obligation                                        775         564

Series B senior redeemable convertible preferred stock;
authorized, issued and outstanding-11,056 shares in 2001,
liquidation preference-$11,056,000                            6,039           -

Series C senior redeemable convertible preferred stock;
authorized, issued and outstanding-29,944 shares in 2001,
liquidation preference-$29,944,000                           27,570           -

Stockholders' equity:
Series A preferred stock, $.01 par value;
authorized--1,000,000 shares                                      -           -
Common Stock, $.01 par value; authorized-25,000,000 shares
issued and outstanding--10,944,022 shares in 2001 and
10,935,772 shares in 2000                                      109          109
Additional paid-in capital                                 103,566       99,392
Accumulated other comprehensive income--net unrealized
 gains (losses) on securities                                  151         (183)
Accumulated deficit                                        (80,136 )    (64,789)
--------------------------------------------------------------------------------
Total stockholders' equity                                  23,690       34,529
--------------------------------------------------------------------------------
                                                          $ 63,920     $ 37,571
================================================================================

                         See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

             (in thousands, except share and per share information)
                                   (Unaudited)



                               For the three months       For the nine months
                                ended September 30,        ended September 30,
                                 2001         2000         2001         2000
--------------------------------------------------------------------------------
Revenues:
 Contract revenue              $   290      $   319      $   867      $   804
 License revenue                    84        2,584          250        2,667
--------------------------------------------------------------------------------
  Total revenues                   374        2,903        1,117        3,471

Expenses:
 Research and development        4,677        3,866       12,777       10,545
 General and administrative      1,605        1,440        5,152        4,278
--------------------------------------------------------------------------------
  Total expenses                 6,282        5,306       17,929       14,823
--------------------------------------------------------------------------------
Loss from operations            (5,908)      (2,403)     (16,812)     (11,352)

Other income, net:
 Interest income                   315          489        1,093        1,623
 Other                             118          (84)         372          (67)
--------------------------------------------------------------------------------
  Other income, net                433          405        1,465        1,556
--------------------------------------------------------------------------------
Net loss                        (5,475)      (1,998)     (15,347)      (9,796)

Beneficial conversion feature
 and accretion of redemption
 value of mandatorily redeemable
 convertible preferred stock    (4,316)           -       (4,316)           -
--------------------------------------------------------------------------------
Net loss applicable to
common stockholders            $(9,791)     $(1,998)    $(19,663)     $(9,796)
================================================================================

Comprehensive loss:

Net loss                       $(5,475)     $(1,998)    $(15,347)     $(9,796)

Unrealized gains
 arising during period              75          310          334          380
--------------------------------------------------------------------------------
Comprehensive loss             $(5,400)     $(1,688)    $(15,013)     $(9,416)
================================================================================

Basic and diluted net loss
 per share applicable to
 common stockholders            $(0.89)      $(0.18)      $(1.80)      $(0.90)
================================================================================
Shares used in computation
 of net loss per share
 applicable to
 common stockholders        10,942,755   10,848,045   10,939,822   10,825,552
================================================================================





                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


For the nine months ended September 30, 2001 and 2000

                                                       2001            2000
--------------------------------------------------------------------------------
Operating activities:
Net loss                                           $ (15,347)       $ (9,796)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and patent amortization                   1,037           1,143
Amortization of premiums (discounts) on
securities                                               262             351
Deferred rent, net                                       125             242
Loss on sale of fixed asset                                -             100
Changes in operating assets and liabilties:
Decrease (increase) in other current assets              100            (191)
Increase (decrease) in accounts payable,
accrued liabilities and accrued compensation           3,324            (125)
Increase in revenue receivable under
license agreement                                          -          (2,500)
Increase in deferred revenue                              44             719
--------------------------------------------------------------------------------
Net cash (used in) operating activities              (10,455)        (10,057)

Investing activities:
Proceeds from sale or maturity of investments         22,440           5,987
Purchases of investments                              (2,000)              -
Purchases of property and equipment                     (540)           (826)
Proceeds from sale of equipment                           16              70
--------------------------------------------------------------------------------
Net cash provided by investing activities             19,916           5,231

Financing activities:
Issuance of common stock                                  38             520
Issuance of preferred stock                           37,745               -
--------------------------------------------------------------------------------
Net cash provided by financing activities             37,783             520
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents  47,244          (4,306)
Cash and cash equivalents at beginning of period       2,037           6,236
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $49,281         $ 1,930
================================================================================




                        See notes to financial statement.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001

Note 1 -- Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2000, and notes thereto included in the company's 2000 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended September 30, 2001, are not necessarily indicative of the results of operations to be expected for the full year.

Note 2 - Senior Redeemable Convertible Preferred Stock

     On August 3, 2001, the company sold to investors (the "purchasers"), 9,438 shares of Series B senior redeemable Convertible Preferred Stock (the "Series B Preferred Stock") in a private placement for $9,438,000. On September 26, 2001, the company sold 1,618 shares of Series B Preferred Stock and 29,944 shares of Series C senior redeemable Convertible Preferred Stock (the "Series C Preferred Stock" and together with the Series B Preferred Stock, the "Preferred Stock") for $31,562,000. Net proceeds, after giving effect to underwriting discounts and estimated offering expenses, were approximately $37,745,000. The Preferred Stock may be converted into 7,564,584 shares of common stock.

     The terms of the Series B Preferred Stock and the Series C Preferred Stock are identical, except that the Series B Preferred Stock has an initial conversion price of $4.3358 and the Series C Preferred Stock has an initial conversion price of $5.9713. The purchasers also acquired certain anti-dilution and registration rights.

     Holders of Preferred Stock are entitled to receive dividends on a pari passu basis, if and when dividends are declared on the common stock, in an amount equal to the dividends that would have been payable had their shares been converted to common stock immediately prior to the record date for the dividend.

     Upon any liquidation of the company, each holder of Preferred Stock is entitled to receive $1,000, plus declared but unpaid dividends, if any, for each share held, prior to the holders of any common stock or junior preferred stock receiving any assets of the company available for distribution.

     Holders of Preferred Stock, voting together as a separate class, will be entitled to elect two members of the board of directors, as long as 60% of the Preferred Stock issued and outstanding as of September 26, 2001 remains outstanding.

     The holders of the Preferred Stock are entitled to vote together with the holders of the common stock on all matters presented to our stockholders for consideration, except that as long as the holders of the Preferred Stock are entitled to vote as a separate class to elect members of the board of directors, they will not be entitled to vote for the remaining directors. Each share of Preferred Stock has a number of votes equal to the number of shares of common stock into which it may then be converted.

     Each share of Preferred stock may be converted at any time at the option of the holder thereof into a number of shares of common stock determined by dividing $1,000 by the conversion price, as appropriately adjusted for any stock splits, stock dividends, combinations or similar events. All shares of Preferred Stock shall automatically be converted into common stock upon the vote to so convert of a majority of the Preferred Stock then outstanding, voting together as a separate class.

     The company may redeem all outstanding shares of Preferred Stock at any time after August 3, 2003, provided that the company can redeem these shares prior to August 3, 2009, only if the market price of the common stock is at least 200% of the conversion price then in effect for any 20 consecutive trading days ending within 10 trading days of the redemption date. The company must redeem all outstanding shares of Preferred Stock in two annual installments beginning on August 3, 2009. On any redemption, the redemption price will be $1,000 per share, as appropriately adjusted for any stock splits, stock dividends, combinations or similar events, plus declared but unpaid dividends.

     The company recorded an adjustment to net loss applicable to common stockholders of $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Preferred Stock. This amount was determined based upon the excess of the fair value of the Company's common stock into which the Series B Preferred Stock was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The company also recorded an adjustment to net loss applicable to common stockholders of approximately $90,000 representing the accretion of the Series B Preferred Stock and Series C Preferred Stock to their respective redemption values.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Overview

     Synaptic Pharmaceutical Corporation (the "company," "Synaptic," "we," or "us") is a drug discovery company utilizing G protein-coupled receptors ("GPCRs") as targets for novel therapeutics. GPCRs are an important class of drug targets that exist on the surface membrane of all cells and are associated with a wide range of therapeutic categories. We use our large portfolio of patented GPCR targets as a basis for the creation of improved drugs that act through these targets. We, and our licensees, are evaluating the function of receptor targets in the body to identify specific physiological disorders with which they may be associated. We are using this information to design compounds that act at these GPCRs and to determine the efficacy of such compounds in clinical trials.

     We currently collaborate with Grunenthal GmbH ("Grunenthal") and Kissei Pharmaceutical Co., Ltd. ("Kissei"). In connection with our collaborative arrangement with Grunenthal, we have licensed some of our technology and patent rights to them. We have also granted licenses to some of our technology and patent rights to other pharmaceutical companies.

     Since our inception, we have financed our operations primarily through the sale of our stock, through contract and license revenue under license agreements, and through interest income and capital gains resulting from the investment of the proceeds of our financing activities pending use of these funds for operational activities. We have also received funds through government grants under the Small Business Innovative Research ("SBIR") program of the National Institutes of Health and through the sale of our New Jersey state tax net operating loss ("NOL") carryforwards.

     To date, our expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting our technologies. Historically, we have not been profitable, and at September 30, 2001 we had an accumulated deficit of $80,136,000. We incurred net losses of $6,493,000, $15,121,000 and $13,859,000 for the fiscal years ended 1998, 1999 and 2000, respectively. We expect to continue to incur operating losses for a number of years and may not become profitable, unless and until we receive royalty revenue or revenue from sales of drugs that may be developed with the use of our technology or patent rights.

Revenue

     We may generate revenue from license grants, royalties, research and development contracts or sales of drugs. License revenue represents non-refundable payments for a license to one or more of our patents and/or a license to our technology. Payments for licenses are recognized as they are received or, if earlier, when they become guaranteed, provided they are independent of any continuing research activity. Otherwise, they are recognized pro-rata during the term of the related research agreement in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

     Under each of our license agreements (other than the Grunenthal agreement), we are entitled to receive royalty payments based upon the sales of drugs that may be developed using the technology or the patent rights that have been licensed. Under the Grunenthal agreement, we have development and marketing rights in certain geographical areas with respect to any drugs that are jointly identified as part of the collaboration with Grunenthal. Accordingly, we may receive revenue from sales of drugs in our designated geographical areas if we market them independently, or we may receive royalty payments if we license our marketing rights to a third party. To date, we have not received either royalty revenue or revenue from the sales of drugs and we do not expect to receive such revenues for a number of years, if at all.

     Contract revenue includes research funding to support a specified number of our scientists and payments upon the achievement of specified research and development milestones. Research funding revenue is recognized ratably over the period of the collaboration to which it relates and is based upon predetermined funding requirements. Research and development milestone payment revenue is recognized when the related research or development milestone is achieved.

Research and Development

     The company performs research for itself and for its current collaborators, Kissei and Grunenthal. In addition to this research, the company designates certain projects for preclinical and clinical development. Until such time as a lead compound is chosen for development, all costs are considered to be research expense. Costs incurred during the research phase are not separately identifiable by project. At this preliminary or investigational stage, research is performed within a broad family of receptors with the objective of identifying lead compounds. Once a lead compound enters the preclinical development stage, costs are accumulated for each specific project. Currently, the only project for which a lead compound has been chosen is the company's Depression Program. The lead compound in this program was selected during the second quarter of 2000. Costs incurred on the project for the three months, nine months and inception-to-date periods ended September 30, 2001 approximated $600,000, $1,500,000 and $1,700,000, respectively. Total research costs for the three and nine-month periods ended September 30, 2001 amounted to $4,677,000 and $12,777,000, respectively.

     In general, from the time a lead compound is chosen until that compound reaches the market, many years may elapse. During this time, the compound must undergo clinical trials that include Phase I, Phase II and Phase III trials, the results of which are subject to review and approval by the U.S. Food & Drug Administration. Successful completion of each trial carries its own set of risks and may cost many millions of dollars. At this stage of preclinical development of the depression program, completion costs and dates cannot be estimated.

Net Loss Applicable to Common Stockholders

     During the third quarter of 2001, the company sold shares of Series B senior redeemable Convertible Preferred Stock (the "Series B Preferred Stock") and Series C senior redeemable Convertible Preferred Stock (the "Series C Preferred Stock" and together with the Series B Preferred, the "Preferred Stock") in a private equity placement. In connection with these issuances, we recorded an adjustment to net loss applicable to common stockholders of approximately $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Preferred Stock. This amount was determined based upon the excess of the fair value of the company's common stock into which the Series B Preferred was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." We also recorded an adjustment to net loss applicable to common stockholders of approximately $90,000 representing the accretion of the Series B Preferred Stock and Series C Preferred Stock to their respective redemption values.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 and 2000

     Revenues. We recognized revenue of $374,000 and $2,903,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in revenue of $2,529,000 resulted primarily from a decrease in license revenue resulting from the grant of a non-exclusive license to certain of our technology and patent rights in the third quarter of 2000.

     Research and Development Expenses. We incurred research and development expenses of $4,677,000, and $3,866,000 for the three months ended September 30, 2001 and 2000, respectively. The increase of $811,000, or 21%, was attributable primarily to increases in preclinical related testing costs of $557,000 related to our Depression Program, $352,000 in research costs associated with advancing additional projects to the stage at which a lead compound can be chosen, offset by a reduction in supply costs of $190,000.

     General and Administrative Expenses. We incurred general and administrative expenses of $1,605,000 and $1,440,000 for the three months ended September 30, 2001 and 2000, respectively. The increase of $165,000, or 11%, was attributable primarily to an increase of $74,000 in legal expenses related to a patent infringement lawsuit, $48,000 in other patent related expenditures and $45,000 in rent related expenses.

     Other Income, Net. We recorded other income of $433,000 and $405,000 for the three months ended September 30, 2001 and 2000, respectively. The increase of $28,000 was primarily due to an increase in rental income from our sublessees partially offset by lower weighted-average cash, cash equivalent and marketable securities balances during 2001.

     Net  loss  applicable  to  common  stockholders.  We  incurred  a net  loss applicable to common stockholders of $9,791,000 ($0.89 per share), and $1,998,000 ($0.18 per share) for the three months ended September 30, 2001 and 2000, respectively. The increase of $0.71 resulted primarily from the items described above in the sections entitled "Results of Operations" and "Net Loss Applicable to Common Stockholders."

Comparison of the Nine Months Ended September 30, 2001 and 2000

     Revenues. We recognized revenue of $1,117,000 and $3,471,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in revenue of $2,354,000 resulted primarily from a decrease in license revenue resulting from the grant of a non-exclusive license to certain of our technology and patent rights in the third quarter of 2000.

     Research and Development Expenses. We incurred research and development expenses of $12,777,000, and $10,545,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase of $2,232,000, or 21%, was attributable primarily to increases in preclinical related testing costs of $1,427,000 related to our Depression Program, $947,000 in research costs associated with advancing additional projects to the stage at which a lead compound can be chosen, offset by a reduction in supply costs of $193,000.

     General and Administrative Expenses. We incurred general and administrative expenses of $5,152,000 and $4,278,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase of $874,000, or 20%, was attributable primarily to $688,000 in legal expenses related to a patent infringement lawsuit, $70,000 in other patent related expenditures and an increase of $ 104,000 in rent related expenses.

     Other Income, Net. We recorded other income of $1,465,000 and $1,556,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $91,000 was primarily due to lower weighted average cash, cash equivalent and marketable securities balances during 2001 as a result of the utilization of these resources to fund operations partially offset by an increase in rental income from our sublessees.

     Net loss applicable to common stockholders. We incurred a net loss applicable to common stockholders of $19,663,000 ($1.80 per share), and $9,796,000 ($0.90 per share) for the nine months ended September 30, 2001 and 2000, respectively. The increase of $0.90 resulted primarily from the items described above in the sections entitled "Results of Operations" and "Net Loss Applicable to Common Stockholders."

Operating Trends

     Our revenues may vary from period to period depending on numerous factors, including the timing of revenue earned under license agreements and revenue that may be earned under future collaborative and/or license agreements. During 2001 we recognized revenue under our research and licensing agreement with Kissei Pharmaceutical Co., Ltd. and expect to recognize additional revenues under this agreement during 2002. Under the terms of some of our license agreements, revenues may be recognized if specified milestones are achieved. We continue to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements. During the third quarter 2001, we sold to investors $41 million in preferred stock. Net proceeds, after giving effect to underwriting discounts and estimated offering expenses, were approximately $37,745,000. We continue to monitor our spending level in order to ensure that we have enough cash to last at least through the year 2003.

     Since late 2000, we have been pursuing a new business strategy of increasing our internal drug development efforts. This new strategy requires us to hire additional employees with drug development expertise and to incur additional preclinical expenses as well as expenses associated with clinical trials.

     Legal expenses are expected to continue to be a significant expense as a result of a suit filed by the company. See "Legal Proceedings" in PART II, Item 1, hereof.

     Other income, net is expected to increase over the remainder of 2001 and in 2002 as funds received from the sale of preferred stock are invested. This increase will be supplemented by rental income that we expect to recognize under our existing sublease agreements.

     We are pursuing further sales of our state tax NOL carryforwards and our state research and development credits under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). No assurance can be given, however, as to the amount of NOL carryforwards that may be sold under the Program in any one year. External factors that may have an effect on future NOL sales include limitations imposed by State law and availability of buyers and related demand.

     Property and equipment spending may vary from period to period depending on numerous factors, including the level of drug development efforts, the number of collaborations in which we are involved at any given time, and replacement due to normal wear and obsolescence. Equipment spending in 2001 is expected to decline from that of 2000.

     At September 30, 2001, we held marketable securities with an estimated fair value of $9,197,000. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of the marketable securities we hold are classified as available-for-sale securities. The following table provides information about marketable securities that we held at September 30, 2001:

  Principal Amount and Weighted Average Stated Rate             Estimated
                  by Expected Maturity                          Fair Value
-----------------------------------------------------         ------------
(000's)        2001      2002     2003       Total               (000's)
-----------------------------------------------------         ------------

Principal     $5,000    $2,500   $1,500     $9,000               $9,197

Weighted
Average
Stated Rates   9.05%     6.50%    6.20%     7.87%                   --
-----------------------------------------------------         ------------

     The stated rates of interest expressed in the above table may not approximate the actual yield of the securities which we currently hold since we have purchased some of these securities at other than face value. Additionally, some of the securities represented in the above table may be called or redeemed, at the option of the issuer, prior to their expected due dates. If such early redemptions occur, we may reinvest the proceeds that we realize in marketable securities with stated rates of interest or yields that are lower than those of current holdings, affecting both future cash interest streams and future earnings.

     In addition to investments in marketable securities, we place some of our cash in money market funds in order to keep cash available to fund operations and to hold cash pending investments in marketable securities. Fluctuations in short term interest rates will affect the yield on monies invested in such money market funds. Such fluctuations can have an impact on future cash interest streams and future earnings, but the impact of such fluctuations are not expected to be material.

     We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

     At September 30, 2001 and December 31, 2000, cash, cash equivalents and marketable securities aggregated $58,478,000 and $31,602,000, respectively. This increase was primarily the result of the sale of $41 million of preferred stock sold to investors in the third quarter of 2001 partially offset by the utilization of these resources to fund our operations.

     To date, we have met our cash requirements through the sale of our stock, through contract and license revenue, through interest income and gains resulting from our investments, through SBIR grants and through the sale of a portion of our state tax NOL carryforwards.

     At September 30, 2001, we had $58,478,000 in cash, cash equivalents and marketable securities. We intend to utilize these funds primarily for research, preclinical and clinical development costs, for patent related expenditures, for general corporate purposes, for leasehold improvements to our facilities and for the purchase property and equipment. We expect to continue to incur operating losses for a number of years. We believe that cash, cash equivalents and marketable securities on hand, and cash that we expect to receive through existing license arrangements and interest payments on investments, will be sufficient to fund operations, as well as to support our share of certain development costs under the Grunenthal Agreement, if any, at least through the end of the year 2003.

     As of December 31, 2000, we had NOL carryforwards of approximately $57,000,000 for Federal income tax purposes that will expire principally in the years 2002 through 2020. In addition, we had research and development credit carryforwards of approximately $1,610,000, which will expire principally in 2002 through 2018. Also at December 31, 2000, we had NOL carryforwards of approximately $41,637,000 for state income tax purposes and state research and development credit carryforwards of $475,000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards. Due to the limitations imposed by the Tax Reform Act of 1986, and as a result of significant changes in our ownership in 1993 and 1997, the utilization of $25,000,000 of Federal NOL carryforwards is subject to annual limitation. The utilization of the research and development credits is similarly limited.

     We lease laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $2,249,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

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

     On October 31, 2001, the company filed an amended suit in the United States District Court for the District of New Jersey against Euroscreen, S.A., a
Belgian corporation ("Euroscreen"). The suit alleges that Euroscreen has infringed numerous issued U.S. Patents owned by the company, which relate to cloned human receptors and their use in binding assays. The suit is part of the already pending lawsuit against Panlabs. The amended suit alleges that Euroscreen has been importing, selling and offering to sell products of the company's patented binding assay processes to pharmaceutical companies and others in the United States and particularly in New Jersey and that Euroscreen has conspired with Panlabs to infringe the company's patents.

     In the amended suit, the company seeks an injunction against the infringing activities of Euroscreen and Panlabs, an award of damages for the company's lost profits, the destruction of data obtained by the infringement of its patents, and other relief.

     Management believes that its complaint against Panlabs and Euroscreen is well founded and necessary to protect the value of its intellectual property assets.

     Management believes that the ultimate resolution of the above matters could have a material impact on the company's financial position, results of operations and cash flows.

Item 2.  Sales of Unregistered Securities

     On August 3, 2001, the company sold to investors (the "purchasers"), 9,438 shares of Series B senior redeemable Convertible Preferred Stock (the "Series B Preferred Stock") in a private placement for $9,438,000. On September 26, 2001, the company sold 1,618 shares of Series B Preferred Stock and 29,944 shares of Series C senior redeemable Convertible Preferred Stock (the "Series C Preferred Stock and together with the Series B Preferred Stock, the "Preferred Stock") for $31,562,000. Net proceeds, after giving effect to underwriting discounts and estimated offering expenses, were approximately $37,745,000. The Preferred Stock may be converted into 7,564,584 shares of common stock.

     General. The terms of the Series B Preferred Stock and the Series C Preferred Stock are identical, except that the Series B Preferred Stock has an initial conversion price of $4.3358 and the Series C Preferred Stock has an initial conversion price of $5.9713.

     Dividends. Holders of Preferred Stock are entitled to receive dividends on a pari passu basis, if and when dividends are declared on the common stock, in an amount equal to the dividends that would have been payable had their shares been converted to common stock immediately prior to the record date for the dividend.

     Liquidation Preference. Upon any liquidation of the company, each holder of Preferred Stock is entitled to receive $1,000, plus declared but unpaid dividends, if any, for each share held, prior to the holders of any common stock or junior preferred stock receiving any assets of the company available for distribution.

     Election of Directors. Holders of Preferred Stock, voting together as a separate class, will be entitled to elect two members of the board of directors, as long as 60% of the Preferred Stock issued and outstanding as of September 26, 2001 remains outstanding.

     Voting Generally. The holders of the Preferred Stock are entitled to vote together with the holders of the common stock on all matters presented to our stockholders for consideration, except that as long as the holders of the Preferred Stock are entitled to vote as a separate class to elect members of the board of directors, they will not be entitled to vote for the remaining directors. Each share of Preferred Stock has a number of votes equal to the number of shares of common stock into which it may then be converted.

     Conversion to Common Stock. Each share of Preferred stock may be converted at any time at the option of the holder thereof into a number of shares of common stock determined by dividing $1,000 by the conversion price, as appropriately adjusted for any stock splits, stock dividends, combinations or similar events. All shares of Preferred Stock shall automatically be converted into common stock upon the vote to so convert of a majority of the Preferred Stock then outstanding, voting together as a separate class.

     Redemption. The company may redeem all outstanding shares of Preferred Stock at any time after August 3, 2003, provided that the company can redeem these shares prior to August 3, 2009, only if the market price of the common stock is at least 200% of the conversion price then in effect for any 20 consecutive trading days ending within 10 trading days of the redemption date. The company must redeem all outstanding shares of Preferred Stock in two annual installments beginning on August 3, 2009. On any redemption, the redemption price will be $1,000 per share, as appropriately adjusted for any stock splits, stock dividends, combinations or similar events, plus declared but unpaid dividends.

Item 4.  Submission of Matters to a Vote of Security Holders

     On September 26, 2001, the company held a special meeting of stockholders for the following purposes: (i) to approve the issuance of 1,618 shares of Series B Convertible Preferred Stock and 29,944 shares of Series C Convertible Preferred Stock (Proposal No. 1); and (ii) to approve the Synaptic Pharmaceutical Corporation 1996 Incentive Pan, as Amended and Restated (Proposal No. 2).

         The stockholders approved Proposal No. 1 as follows:

                  VOTES FOR             VOTES AGAINST    VOTES ABSTAINED
                  4,570,308                 676,925           709,629


         The stockholders approved Proposal No. 2 as follows:

                  VOTES FOR             VOTES AGAINST    VOTES ABSTAINED
                  6,379,619                 1,035,360         709,418

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

         None

(b)      Reports on Form 8-K

     On August 3, 2001, the company filed a Current Report on Form 8-K stating that it had issued a press release announcing that it will raise up to $41 million in a private financing led by Warburg Pincus, LLC.

     On September 26, 2001, the company filed a Current Report on Form 8-K stating that it had issued a press release announcing that it had closed on the second stage of its $41 million private financing led by Warburg Pincus, LLC.

--------------------









Safe Harbor Statement

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

                                    SYNAPTIC PHARMACEUTICAL CORPORATION

Date: November 13, 2001             By:   /s/ Kathleen P. Mullinix
                                          -----------------------------------
                                          Name: Kathleen P. Mullinix
                                          Title: Chairman, President and
                                                  Chief Executive Officer



                                    By:   /s/ Robert L. Spence
                                          -----------------------------------
                                          Name: Robert L. Spence
                                          Title: Senior Vice President,
                                                  Chief Financial Officer &
                                                   Treasurer