Form 10-K
period 2001-12-31
SYNAPTIC PHARMACEUTICAL CORP
filed 2002-04-01
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
Mark One:

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                    Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant was approximately $40,300,000 as of February 15, 2002, based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market on such date. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of February 15, 2002, there were 10,969,990 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Synaptic Pharmaceutical Corporation Proxy Statement, to be filed not later than 120 days after December 31, 2001, in connection with the registrant's 2002 Annual Meeting of Stockholders, referred to herein as the "Proxy Statement," are incorporated by reference into Part III of this Report on Form 10-K.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
      INDEX TO REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 2001



                                     Part I

   Item 1.  Business......................................................1

   Item 2.  Properties...................................................15

   Item 3.  Legal Proceedings............................................15

   Item 4.  Submission of Matters to a Vote of Securityholders...........16

                                     Part II

   Item 5.  Market For Registrant's Common Equity and Related
               Stockholder Matters.......................................17

   Item 6.  Selected Financial Data......................................18

   Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................18

   Item 8.  Financial Statements.........................................36

   Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................55

                                    Part III

   Item 10.  Directors and Executive Officers of the Registrant..........55

   Item 11.  Executive Compensation......................................55

   Item 12.  Security Ownership of Certain Beneficial Owners
                and Management...........................................55

   Item 13.  Certain Relationships and Related Transactions..............55

                                     Part IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K..............................................56

                                      (i)

                                     Part I

Item 1.  Business

Overview

     Synaptic Pharmaceutical Corporation ("Synaptic", the "company" or "we") is a drug discovery company using its proprietary portfolio of G protein-coupled receptors ("GPCRs") as the basis for developing new drugs for the treatment of a variety of human disorders. GPCRs represent a family of human receptors that are involved with a broad range of physiological functions in the body. Human receptors are protein molecules that exist on the surface membrane of all cells and affect cell activity. Human receptors are associated with physiological functions and, sometimes, disorders. The company and its licensees conduct research to discover the function of specific GPCRs in the human body and physiological disorders with which they may be associated. We use this information to design compounds that bind to and change the function of these GPCRs. These compounds have the potential to be developed into drugs to treat disorders with which the GPCRs are associated. Our goal is to develop the compounds we design into commercially viable drugs.

     Since the company's inception in 1987, we have developed significant expertise in the molecular biology, pharmacology and medicinal chemistry of the GPCR family. We selected this human receptor family because GPCRs have been shown to be attractive drug targets. Drugs that work by interacting with GPCRs are already commercially available for a wide variety of therapeutic indications. The GPCR family is estimated to include approximately 1,000 distinct human receptors. Of these, approximately 500 receptors are thought to be useful targets for drug discovery. Accordingly, we believe that there are substantial opportunities to develop novel drugs by targeting receptors within the GPCR family.

     Since inception, we have based our drug discovery efforts on genomics, the discovery and cloning of genes, and functional genomics, the technologies involved in identifying the physiological function of a given receptor. Our genomics program focuses on genes for GPCRs. Our functional genomics program enables us to prioritize which targets to pursue in our drug discovery programs and focus our drug discovery efforts on the targets that are most likely to produce marketable drugs. We use the biological method, as opposed to the chemical method, in our functional genomics efforts to identify the physiological functions of receptors. The biological method involves first identifying the specific natural chemical, or ligand, with which a receptor preferentially interacts. We believe that knowing the natural ligand for the receptor provides a wealth of pharmacological insights that are extremely important in determining whether a given receptor will be a valuable drug discovery target.

     We believe that our competitive advantage derives from being one of the first companies involved in genomics and functional genomics, and from our ability to identify natural ligands for newly discovered receptors. As one of the first companies in these areas, we have accumulated a significant patent estate around the more valuable parts of the GPCR family, which provides us with lead time relative to our competitors for drug targets that we choose to pursue on our own. As of February 1, 2002, we had been awarded 150 patents relating to our GPCR efforts. Currently we are pursuing GPCR drug targets that appear to influence physiological functions related to the therapeutic areas of depression, obesity, diabetes, and pain. The company's goal is to advance drug programs into clinical trials thus creating a portfolio of drug development opportunities. As individual drug development programs enter clinical trials, we will evaluate whether to develop them on our own or out-license them to other pharmaceutical or biotechnology companies.

     Over the first thirteen years of our existence, we entered into a number of collaborative or licensing arrangements with pharmaceutical companies. These arrangements generally provide for milestone  payments and royalties,  of which
Synaptic will be the beneficiary, as compounds being developed by the collaborator or licensee move through clinical development and onto the market. Our business model contemplates a combination of licensed programs being developed by others and a number of internal drug development programs that we are pursuing on our own as the best means of creating value for our shareholders.

     Discussions in this report refer to various phases of preclinical testing and clinical trials. For a description of these phases, see "Government Regulation" below.


Business Model

     Synaptic's business model involves the creation, independently as well as with our collaborative partners and licensees, of a diversified pipeline of GPCR discovery and development programs. We employ the following strategies to achieve our objectives:

     Business Strategy: To develop compounds initially through Phase II and eventually to take products onto the market.

     Our goal is to use our GPCR expertise to discover and move drugs through the clinical development process and onto the market. To achieve that goal, we select GPCR targets for drug discovery and development programs in areas in which we believe that time to market and our intellectual property position provides us with an advantage over our competition.

     Research Strategy: To discover and design potential drugs utilizing Synaptic's large portfolio of proprietary GPCR targets and its small molecule chemical library.

     Our principal research strategy is to discover and design, or to have collaborative partners and other licensees discover and design, potential drugs through the use of our GPCR technologies and expertise. The company and its licensees are using these technologies to identify and optimize drug-like chemical series for further development. From time to time we may evaluate opportunities to in-license drug-like chemical series that interact with GPCRs and that are complementary to our drug development portfolio.

     Research Strategy: To develop a broad array of functional genomics technologies.

     Our second research strategy is to use animal models to attempt to establish the functions, or "proof of concept," of individual GPCRs. We have developed, and will continue to attempt to develop and integrate, technologies that facilitate an understanding of the various functions of specific GPCRs in the body.

     Financial Strategy: To utilize the capital markets, the company's patent estate and its developed technologies as the basis for funding the company's drug discovery and development programs.

     Our primary financial strategy is to access the capital markets as needed to finance the costs of our research and development efforts until we or our licensees can bring commercially viable products to market. We create some revenues by granting licenses to third parties to use portions of our patent estate and some of the drug discovery technologies we have created, and by forming collaborative arrangements through which third parties fund some of our research efforts.

     Research and Drug Discovery Programs: Focus on G Protein-Coupled Receptor Family

     We use our GPCR technology in a number of different research and drug discovery programs. We conduct some of these programs independently, and some in collaboration with other pharmaceutical companies. Some of our licensees pursue their own programs in which we have no continuing involvement.

     Total operating expenses incurred by Synaptic for each of the fiscal years 2001, 2000 and 1999 were $25,610,000, $20,212,000 and $19,652,000, respectively, of which approximately $1,157,000, $1,021,000 and $1,759,000, respectively, was funded by our collaborative partners. We incurred research and development expenses of $17,990,000, $14,360,000 and $14,592,000 for the fiscal years 2001,
2000 and 1999 respectively. For further information about revenues, expenses and assets, see "Selected Financial Data," in PART II. Item 6, hereof.

                 Summary of Research and Drug Discovery Programs

Company Programs:

     We are currently focusing our internal drug development efforts on five drug discovery programs. We chose these drug discovery programs because we believe we have a competitive advantage through our intellectual property position and/or through our identification of a novel function for the GPCR targets on which the programs are based. Set forth below is a brief summary of these programs:

--------------------------------------------------------------------------------
GPCR Targets         Therapeutic Indications             Status
--------------------------------------------------------------------------------

SCT - 11              Depression                         Phase I

MCH - 1               Obesity                            Preclinical

SCT - X               Anxiety/Depression                 Preclinical

SCT - Y               Depression                         Preclinical

Various               Urinary Incontinence, Pain,        Research
                      Diabetes and CNS Disorders
--------------------------------------------------------------------------------


     Depression

     More than 19 million American adults (9.5% of the population) suffer from depression. Treatment includes medication, short-term psychotherapy, or a combination of both. Untreated depression can be costly. A RAND Corporation study concluded that patients with depressive symptoms spend more days in bed than those with diabetes, arthritis, back problems, lung problems or gastrointestinal disorders. Estimates of the total annual cost of untreated depression in 1990 ranged from $30-$44 billion in the United States alone. Of the $44 billion figure, lost workdays account for close to $12 billion of this cost. Additionally, more than $11 billion in other costs accrue from decreased productivity due to symptoms that sap energy, affect work habits or cause problems with concentration, memory and decision-making.

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

     Our most advanced compound, which utilizes a GPCR target we call SCT-11, is currently in Phase I clinical trials. Compounds that interact with this receptor are active in a variety of animal models of depression. Since this novel approach targets a GPCR rather than a reuptake target, it is possible that compounds that act through this mechanism may be safer and more efficacious than existing antidepressants.

     Obesity

     Current research in obesity indicates that a person's appetite is controlled by a complex network of signals that are exchanged between the body and the brain. For over a decade, scientists at Synaptic have been working with the GPCRs that are key components in this complex network of signals. We hypothesize that a number of receptors in the GPCR family, including, among others, the serotonin 2C receptor, the galanin GPCR family, the melanin-concentrating hormone ("MCH") receptor(s) and additional GPCR's for which we have not disclosed the ligand, may be potential targets for drug discovery programs which might be used to treat obesity.

     The medications most often used in the management of obesity are commonly known as "appetite suppressant" medications. Appetite suppressant medications promote weight loss by decreasing appetite or increasing the feeling of satiety. These medications decrease appetite by increasing serotonin or catecholamines--brain chemicals that affect appetite, as well as mood. Most of the currently available appetite suppressant medications are approved by the U.S. Food and Drug Administration (FDA) for short-term use, meaning a few weeks or months. Meridia(R) is the only appetite suppressant medication approved for longer-term use in significantly obese patients, although its safety and effectiveness have not been established for use beyond one year.

     MCH - A GPCR target the company believes is related to obesity is the MCH-1 receptor. The natural ligand, MCH, stimulates feeding in rats. In addition, rats lacking the MCH gene are lean. Synaptic identified the gene for the MCH-1 receptor, as well as the natural ligand, by means of its proprietary technology platform. Synaptic's chemists have designed compounds that have allowed proof of concept in animal feeding models. This program is currently at the preclinical stage of development.

     Diabetes

     Diabetes  Mellitus  is  a  significant  health  problem   characterized  by
hyperglycemia resulting from impairment in insulin secretion and/or insulin action. Type II diabetes affects more than 16 million adults in the United States and places these individuals at high risk for serious damage to the eyes, nerves, kidneys and cardiovascular system. There is a high incidence of diabetes in patients who suffer from obesity, and as obesity rates worldwide are increasing, so too is the prevalence of diabetes. Current therapies for diabetes include insulin replacement via injections which must be timed and dosed very carefully, insulin sensitizers such as Rezulin(R), which can cause liver toxicity, and Avandia(R) and Actos(R), which are very new to the market. Sulfonylureas and meglitinides such as Prandin(R) can cause hypoglycemia and are contraindicated in kidney disease. Glucose production blockers such as Glucophage(R) can cause general intestinal irritation and are not recommended if liver, kidney or heart disease are present, and alpha glucosidase blockers such as Precose(R) can cause general intestinal cramping and flatulence.

     Scientists at Synaptic, utilizing their expertise in GPCRs, have identified a novel receptor that is localized predominantly in the human pancreas. Using the company's proprietary technology, the natural ligand for this receptor was identified. The localization of this GPCR in the human pancreas, as well as the biology that is known about the natural ligand, make this receptor a candidate for the discovery and development of a drug that will stimulate glucose-dependent insulin release. Preliminary studies at Synaptic have verified that the ligand for this receptor stimulates the secretion of insulin from isolated rat pancreatic islets. The program is currently in the research stage of development.

     Trace Amines

     Scientists at Synaptic have discovered and cloned a new class of receptors that are sensitive to "Trace Amines," a family of chemical messengers thought to play a role in a variety of illnesses including depression, psychosis, migraine, asthma, and hypertension. We are expanding our drug discovery efforts to include this new class of GPCRs. Over the last 20 years, several lines of evidence had pointed to trace amines as neurotransmitters and neuromodulators; however, until our discovery, researchers had been unable to find Trace Amine receptors in mammalian systems.

     Trace Amines that act on the newly discovered receptors include tyramine, tryptamine and (beta)-phenyethlamine. Trace Amines are closely related to biogenic amines, which include the classical neurotransmitters serotonin, dopamine and norepinephrine. The receptors and transporters for biogenic amines are the targets for a number of drugs that treat depression, heart disease, migraine headache, ulcers and allergy. We believe that the similarities between Trace Amines and biogenic amines make Trace Amine receptors attractive targets for discovering drugs and developing treatments for a wide variety of disorders. The company's program in Trace Amine receptors is currently in the research stage of development.

Joint Research Programs

     A key element of Synaptic's business strategy is to leverage resources and to attempt to generate royalty-based revenues through collaborative and licensing arrangements with other pharmaceutical companies. We are currently collaborating with two pharmaceutical companies pursuant to: (i) the Cooperation Agreement dated January 12, 1998, as amended (the "Grunenthal Agreement"), with Grunenthal GmbH ("Grunenthal") and (ii) the Collaborative Research and License Agreement dated January 24, 2000 (the "Kissei Agreement"), with Kissei Pharmaceutical Co., Ltd. ("Kissei"). At the time that these collaborative arrangements were established, we granted Grunenthal and Kissei certain rights with respect to our technology and patent rights. Set forth below is a brief summary of these collaborative arrangements:

--------------------------------------------------------------------------------
Company                Program                         Primary Indication
--------------------------------------------------------------------------------

Grunenthal             Drug Discovery                  Pain

Kissei                 Gene Discovery, Cloning
                        and Proof of Concept           Undisclosed
--------------------------------------------------------------------------------

     Grunenthal Collaboration

     In January 1998, we and Grunenthal entered into the Grunenthal Agreement pursuant to which we and Grunenthal agreed to collaborate in the identification and development of drugs for the alleviation of pain by using our complementary technologies. We have cloned the genes for many receptors whose biological functions are not known, whereas Grunenthal has a broad expertise in various animal models of pain. As a result, the collaboration involves the coupling of the company's human receptor-targeted drug design technology with Grunenthal's expertise in pain-related technology in an attempt first to identify receptors that could be targets of drugs that alleviate pain. Ultimately, we and Grunenthal hope to design and develop drugs targeted to these receptors.

     Under the terms of the Grunenthal Agreement, we agreed to make available to Grunenthal, for evaluation, all receptors (to the extent not already licensed exclusively to a third party) which we first cloned from tissues known to play a role in the mediation of pain and for which there is currently evidence of a role in the mediation of pain or whose function has not yet been elucidated. We further agreed that during the evaluation period applicable to the receptors or during the period over which activities involving any such receptor are being jointly conducted with Grunenthal, we would not pursue these receptors, independently or with any third party, as targets of potential drugs used for the alleviation of pain.

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

     Under the terms of the Kissei Agreement, Kissei will provide the company with funding to support Synaptic's research. Kissei will have the opportunity to select up to a specified number of receptors that are discovered by Synaptic during the course of the collaboration and to receive an exclusive worldwide license to use the selected receptors to develop, manufacture and market drugs that act through those receptors. Kissei's license will convert to a nonexclusive license in all countries except Japan following its achievement of certain milestones. In consideration for this license, Kissei would be required to pay the company license fees, milestone payments and royalty payments on any drug that may reach the marketplace.

     Kissei has the right to terminate the Kissei Agreement effective in January 2003 upon at least three months' prior written notice. In the event of this kind of termination, Kissei will not be required to provide the company with research funding that has not come due prior to termination.

Other Licensees' Programs

     In addition to the licenses granted in connection with our ongoing collaborative arrangements, we have granted licenses to some of our technology and patent rights to other pharmaceutical companies pursuant to: (A) the Research, Option and License Agreement dated January 25, 1991, as amended (the "Lilly Agreement"), with Eli Lilly and company ("Lilly"); (B) the Option and License Agreement dated March 2, 1998 (the "Glaxo Agreement"), with Glaxo Group Limited ("Glaxo"); and (C) the License Agreement dated September 29, 2000 (the "PRI Agreement"), with The R.W. Johnson Pharmaceutical Research Institute, a Division of Ortho-McNeil Pharmaceutical, Inc. Set forth below is a brief summary of these arrangements:

--------------------------------------------------------------------------------
Licensee             Program                      Primary Indications
--------------------------------------------------------------------------------

Lilly                Serotonin                    Various

Glaxo                Alpha 1a, 1b, 1d             Unknown

PRI                  Alpha 1a, 1b, 1d             BPH
--------------------------------------------------------------------------------

     Lilly Agreement

     The Lilly license was granted concurrently with the establishment of a collaborative arrangement with Lilly. While this collaboration ended in July 1999, the associated license, which provides for the use of the serotonin receptors on an exclusive basis, remains in effect. Serotonin is one of the major neurotransmitters of the body. It affects mood, sleep rhythms, sexual functions, appetite, temperature control, gastro-intestinal movement and the cardiovascular, pulmonary and genito-urinary systems. Drugs that inhibit or enhance the actions of serotonin have proven to be effective in the treatment of an array of disorders, such as migraine headache, depression and anxiety.
However, many of the serotonergic drugs currently available were designed without the use of cloned serotonin receptor subtype genes, and some of these drugs have unacceptable side effect profiles. It is generally believed that the poor side effect profiles stem from the interaction of these drugs with multiple serotonin receptor subtypes. The serotonin family is extremely large, comprising at least 14 receptor subtypes. While each of these receptor subtypes may be implicated in a physiological function distinct from the other subtypes, all of the receptor subtypes respond to the neurotransmitter serotonin--and may be responding to nonsubtype-selective drugs. As a consequence, a nonsubtype-selective drug intended to exert its effects on one physiological function may in fact have the unintended consequence of exerting its effects on other physiological functions, thereby causing the undesirable side effects.

     Under the terms of the Lilly Agreement, Lilly received an exclusive worldwide license to use all but two of Synaptic's existing serotonin drug discovery systems for the development and commercialization of drugs that affect serotonergic transmission. We retained the unlimited right to use the remaining two existing serotonin drug discovery systems and a limited right to use all of the other serotonin drug discovery systems for cross-reactivity screening of compounds in nonserotonin drug discovery programs.

     The terms of the Lilly Agreement provide that Lilly is responsible for all development, manufacturing, marketing and sales of drugs resulting from the use of Synaptic's technology. We will be entitled to receive payments from Lilly upon the achievement of certain drug development milestones and royalties on sales of any drugs developed through the use of our technology. Royalties will be payable in respect of sales in any country over the period commencing with the date of the first commercial sale of a drug and ending with the expiration of related patent rights in that country.

     Glaxo Agreement

     In March 1998, Synaptic and Glaxo entered into the Glaxo Agreement pursuant to which we granted Glaxo a nonexclusive license under our alpha 1 adrenergic receptor patents to develop and sell alpha-1a selective compounds for therapeutic applications other than the treatment of BPH. Synaptic will be entitled to receive royalties on sales of any alpha-1a selective drugs sold by Glaxo so long as Synaptic has an issued patent relating to an alpha 1 adrenergic receptor subtype in at least one major market country at that time.

     PRI Agreement

     In September 2000, Synaptic and The R.W. Johnson Pharmaceutical Research Institute, a Division of Ortho-McNeil Pharmaceutical, Inc. (PRI), entered into the PRI Agreement in which Synaptic granted nonexclusive licenses covering Synaptic's alpha-1 adrenergic receptors and benign prostatic hypertrophy (BPH) patents. The PRI Agreement provides PRI the freedom to operate under Synaptic's functional use patents for BPH and Synaptic's alpha-1 adrenergic receptor patents for all therapeutic indications. In exchange for the nonexclusive licenses, PRI paid an up-front licensing fee and PRI is required to make payments to Synaptic upon the achievement of certain drug development milestones and to pay royalties on the sales of any drugs developed.

Other Agreements

     It is Synaptic's practice to meet with pharmaceutical and biotechnology companies on an on-going basis to discuss possible collaborations on projects of mutual interest and/or out-licensing of our technology on a non-collaborative basis. At present, the company is in the early stages of discussing a number of possible arrangements. There can be no assurance, however, that these discussions will result in the consummation of collaborative or licensing arrangements.


Patents, Proprietary Technology and Trade Secrets

     Our success depends, in part, on our ability to establish, protect and enforce our proprietary rights relating to our technology. Our policy is to seek, when appropriate, protection for our gene discoveries, compound discoveries and other proprietary technology by filing patent applications in the United States and other countries. We have filed numerous patent applications both in the United States and in other countries covering our inventions.

     As of February 1, 2002, we had been issued a total of 150 patents worldwide relating to various G protein-coupled receptors and chemical compounds. In addition, as of that date additional patent applications relating to our receptor gene discoveries had been filed in the United States and in other countries and were in various stages of prosecution.

     In April 1995, we were issued our first functional use patent in the United States. This patent covers the use of selective alpha-1a antagonists for the treatment of BPH. As of February 1, 2002, we had been issued a total of nine patents relating to the same subject matter in the United States and in other countries. These patents expire between 2012 and 2015. We have filed additional related or corresponding patent applications in the United States and in other countries.

     In August 1999, we received a functional use patent in the United States covering the use of selective serotonin 1D agonists for the treatment of migraine headache. We have filed additional patent applications relating to the same subject matter in other countries.

     We have also filed patent applications in the United States and in other countries covering our neurotransmitter transporter discoveries. Whereas receptors are protein molecules that bind to and are activated by certain ligands, transporters are protein molecules that serve to terminate the action of certain ligands by carrying them back into the cells from which they are released. As of February 1, 2002, we had been issued nine patents relating to six of these transporter discoveries in the United States and in another country. We have filed additional related or corresponding applications in the United States and abroad. We are no longer actively working on our transporter program; however, we are seeking to license our transporter technology to others.

     We  have  filed  additional  patent  applications   covering  our  compound
discoveries and other inventions in the United States and in other countries and we expect to file additional patent applications in the future.

         We have granted certain rights under several of our patents and patent applications to Lilly, Novartis, Grunenthal, Glaxo, PRI and Kissei.

     Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions. Moreover, the patentability of our inventions can be affected by the actions of others beyond our control. Accordingly, there can be no assurance that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed by us in the future. The failure to receive patents pursuant to the applications referred to herein and any future applications could have a material adverse effect on our business.

     There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded thereunder. Accordingly, no firm predictions can be made regarding the breadth or enforceability of claims allowed in the patents that have been issued to us or in patents that may be issued to us in the future, and there can be no assurance that claims in our patents, either as initially allowed by the United States Patent and Trademark Office or any of its non-United States counterparts or as subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to protect our proprietary rights.

     On June 5, 2000, the company filed suit in the United States District Court for the District of New Jersey against M.D.S. Panlabs, Inc., a Washington corporation, and Panlabs Taiwan Ltd., a Taiwanese corporation (collectively, "Panlabs"). The suit alleges that Panlabs has infringed several issued U.S. Patents owned by the company that relate to cloned human receptors and their use in binding assays. The suit also alleges that Panlabs has been importing, selling and offering to sell products of our patented binding assay processes to pharmaceutical companies and others in the United States, particularly in New Jersey. See "Legal Proceedings" in PART I, Item 3.

     On December 14, 2001, we filed suit in the United States District Court for the District of New Jersey against Euroscreen, S.A., a Belgian corporation ("Euroscreen"). The suit alleges that Euroscreen has infringed numerous issued U.S. Patents owned by us, which relate to cloned human receptors and their use in binding assays. The suit alleges that Euroscreen has been importing, selling and offering to sell products of our patented binding assay processes to pharmaceutical companies and others in the United States, particularly in New Jersey, and that Euroscreen has conspired with Panlabs to infringe our patents.

     The suits seek injunctions against the infringing activities of Panlabs and Euroscreen, awards of damages, the destruction of data obtained by the infringement of our patents, and other relief. An adverse resolution of the above matters would not have a material adverse effect on our business.

     Our patents or patent applications may be challenged by way of interference proceedings or opposed by third parties, and we may be required to participate in interference proceedings or oppose the patents or patent applications of third parties in order to protect our rights. Interference and opposition proceedings can be expensive to prosecute and defend.

     Further, patents issued to us may be infringed, invalidated or circumvented by others, and the rights granted thereunder may not be commercially valuable or provide competitive advantages to us and our present or future collaborative partners or licensees. Moreover, because patent applications in the United States are maintained in secrecy until patents issue, because patent applications in certain other countries generally are not published until more
than eighteen months after they are filed and because publication of technological developments in the scientific or patent literature often lags behind the date of these developments, we cannot be certain that we were the first to invent the subject matter covered by our patents or patent applications or that we were the first to file patent applications for these inventions.

     Our commercial success depends in part on our ability to operate without infringing patents and proprietary rights of third parties. We are aware of a large number of patents and patent applications of third parties that contain claims to genes that code for GPCRs, and/or compounds that interact with GPCRs. Patents issued to others may preclude us from using or licensing certain of our receptor discoveries or may preclude us or our collaborative partners and other licensees from commercializing drugs developed with the use of our technology. We have acquired a license to use certain technologies covered by a patent owned by Columbia University. The Columbia University license is a worldwide nonexclusive license to manufacture, use, sell and sublicense drugs derived from the use of certain recombinant DNA technology. In consideration for this license, we agreed to pay royalties on sales of drugs developed through the use of the license. The term of the license extends until all of the patent rights covered by the license have expired. We procured licenses to several technologies that are used in several of our programs. We may be required to obtain additional licenses to patents or other proprietary rights of other parties in order to pursue our own technologies. No assurance can be given that any additional licenses would be made available on terms acceptable to us, if at all. The failure to obtain licenses could result in delays in our or our collaborative partners' or licensees' activities, including the development, manufacture or sale of drugs requiring these licenses, or preclude their development, manufacture or sale.

     In some cases, litigation or other proceedings may be necessary to assert infringement claims against others, to defend against claims of infringement, to enforce patents issued to us, to protect trade secrets, know-how or other intellectual property rights owned by us, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business. There can be no assurance that any of our patents would ultimately be held valid or that efforts to defend any of our patents, trade secrets, know-how or other intellectual property rights would be successful. An adverse outcome in litigation or in a proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from a third party, all of which could have a material adverse effect on our business.

     In addition to patent protection, we rely on trade secrets, proprietary know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of our trade secrets and proprietary information, we require our employees, consultants and collaborative partners to execute confidentiality agreements upon the commencement of their relationships with us. In the case of employees, the agreements also provide that all inventions resulting from work performed by them while in the employ of the company will be our exclusive property. There can be no assurance, however, that these agreements will not be breached, that we would have adequate remedies in the event of a breach or that our trade secrets or proprietary information will not otherwise become known or developed independently by others.

Competition

     Synaptic and our collaborators and licensees are pursuing areas of drug discovery and development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Competitors may succeed in developing technologies or products that are more effective than ours or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology companies,  such as Arena Pharmaceuticals,
7TM Pharma and Norak Biosciences, and pharmaceutical companies, such as Eli Lilly, Merck, Pfizer, GlaxoSmithKline, Schering-Plough and Bristol-Meyers Squibb, are actively engaged in research and development in the same areas in which we are working. Many of our competitors have substantially greater financial, technical, marketing, and personnel resources. In addition, some of them have considerable experience in preclinical testing, human clinical trials, and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies, and other research organizations are conducting research in the same areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are more actively seeking patent protection and licensing arrangements to collect royalties for the technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel. There can be no assurance that a pharmacological method of treatment we develop for certain disorders, such as obesity or depression, will prove to be superior to existing or newly discovered approaches to the treatment of those disorders.

Government Regulation

     The development, manufacturing and marketing of drugs are subject to regulation by numerous Federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries (each of such Federal, state, local and other authorities and agencies, a "Regulatory Agency"). Regulatory Agencies impose mandatory procedures and standards for the conduct of certain preclinical testing and clinical trials and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug are likely to take many years and involve the expenditure of substantial resources.

     The steps required by the FDA before new drugs may be marketed in the United States include:

o        preclinical studies;

o        the  submission  to  the  FDA  of  a  request  for   authorization   to
         conduct  clinical  trials  on  an  investigational new drug (an "IND");

o adequate and well-controlled clinical trials, including Phase I, Phase II and Phase III trials, to establish the safety and efficacy of the drug for its intended use;

o        submission to the FDA of a new drug application (an "NDA"); and

o        review and approval of the NDA by the FDA.

     In the United States, preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in preclinical testing must comply with FDA regulations regarding Good Laboratory Practices. Preclinical testing results are submitted to the FDA as part of IND applications and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA approval for the commencement of human clinical trials.

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

     A Phase I clinical trial involves the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

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

     Timetables for the various phases of clinical trials and NDA approval cannot be predicted with any certainty. The company, its collaborative partners or other licensees or the FDA may suspend clinical trials at any time if it is believed that individuals participating in trials are being exposed to unacceptable health risks. Even assuming that clinical trials are completed and that an NDA is submitted to the FDA, there can be no assurance that the NDA will be reviewed by the FDA in a timely manner or that once reviewed, the NDA will be approved. The approval process is affected by a number of factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information with respect to the investigational drug. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could also delay, limit or prevent Regulatory Agency approval. Even if initial FDA approval is obtained, further studies, including post-market studies, may be required in order to provide additional data on safety and will be required in order to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. The FDA will also require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, an NDA supplement may be required to be submitted to the FDA. Finally, delays or rejections may be encountered based upon changes in Regulatory Agency policy during the period of drug development and/or the period of review of any application for Regulatory Agency approval for a compound. Moreover, we do not generally have the ability to obtain, or control the timing of, regulatory approvals of drugs being developed through collaborative programs or license arrangements, where our collaborative partners and other licensees are generally responsible for preclinical testing, clinical trials, regulatory approvals, manufacturing and commercialization of drugs. There can be no assurance that the regulatory framework described above will not change or that additional regulations will not arise that may affect approval of potential drugs.

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

     Delays in obtaining Regulatory Agency approvals could adversely affect the marketing of any drugs developed by us or our collaborative partners or other licensees, impose costly procedures upon us or our collaborative partners' or other licensees' activities, diminish any competitive advantages that we or our collaborative partners or other licensees may attain and adversely affect our ability to receive revenues or royalties. There can be no assurance that, even after these delays and expenditures, Regulatory Agency approvals will be obtained for any compounds developed by, in collaboration with or pursuant to licenses from the company. Moreover, even if Regulatory Agency approval for a compound is granted, this approval may entail limitations on the indicated uses for which it may be marketed. Further, approved drugs and their manufacturers are subject to continual review, and discovery of previously unknown problems with a drug or its manufacturer may result in restrictions on such drug or manufacturer, including withdrawal of the drug from the market. Regulatory Agency approval of prices is required in many countries and may be required for the marketing of any drug developed by us or our collaborative partners or other licensees.

     As with many biotechnology and pharmaceutical companies, our activities involve the use of radioactive compounds. We are subject to local, state and
Federal laws and regulations relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. Although we believe that our safety procedures for handling and disposing of radioactive compounds used in our research and development activities comply with the standards prescribed by Federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages or be subject to sanctions that cause us to delay or discontinue some or all of our operations.

Employees

     As of February 28, 2002, we had 101 full-time employees, 34 of whom hold Ph.D. or M.D. degrees. Of our full-time employees, 85 were engaged directly in scientific research and 16 were engaged in general and administrative functions. Our research staff members have diverse experience and expertise in molecular and cell biology, biochemistry, molecular pharmacology, medicinal, structural, combinatorial and computer-assisted chemistry, information systems and drug development.

     All employees have entered into agreements with us that prohibit them from disclosing to third parties our proprietary information and assign to us all rights to inventions made by them during their employment with the company.

     Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is good.

Item 2.  Properties

     We lease a total of 83,843 square feet of laboratory and office space in a facility at 215 College Road in Paramus, New Jersey. The lease will expire on December 31, 2015. We sublease 23,008 square feet of our premises to a non-affiliated third party under an agreement expiring in 2010. We sublease another 2,500 square feet of our premises to a non-affiliated third party on a month-to-month basis. We believe that the 55,335 square feet of space that we currently occupy is adequate to accommodate our anticipated research and administrative needs for the foreseeable future.

Item 3.  Legal Proceedings

     On June 5, 2000, we filed suit in the United States District Court for the District of New Jersey against M.D.S. Panlabs, Inc., a Washington corporation, and Panlabs Taiwan Ltd., a Taiwanese corporation (collectively, "Panlabs"). The suit alleges that Panlabs has infringed several issued U.S. Patents owned by Synaptic that relate to cloned human receptors and their use in binding assays. The suit also alleges that Panlabs has been importing, selling and offering to sell products of our patented binding assay processes to pharmaceutical companies and others in the United States, particularly in New Jersey.

     On December 14, 2001, we filed a suit in the United States District Court for the District of New Jersey against Euroscreen, S.A., a Belgian corporation ("Euroscreen"). The suit alleges that Euroscreen has infringed numerous issued U.S.Patents owned by us, which relate to cloned human receptors and their use in binding assays. The suit alleges that Euroscreen has been importing, selling and offering to sell products of our patented binding assay processes to pharmaceutical companies and others in the United States, particularly in New Jersey, and that Euroscreen has conspired with Panlabs to infringe our patents.

     The suits seek injunctions against the infringing activities of Euroscreen and Panlabs, damages, the destruction of data obtained by the infringement of patents, and other relief.

     We believe that our complaint against Panlabs and Euroscreen is well founded and necessary to protect the value of our intellectual property assets.

     An adverse resolution of the above matters would not have a material adverse effect on our business.

Item 3.  Submission of Matters to a Vote of Securityholders

     We did not submit any matters to a vote of our securityholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    Part II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

     Our common stock trades on The Nasdaq Stock Market under the symbol SNAP. As of February 22, 2002, there were approximately 2,565 holders of record of our common stock. We have never paid any dividends on our common stock, and we do not currently intend to declare or pay any dividends for the foreseeable future.

     The following tables set forth the high and low last trade prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated below.

                                2001 Fiscal Year

                                             High              Low
                                            ------            ------

         1st Quarter 2001                   6.7500            3.6875

         2nd Quarter 2001                   6.8000            3.8125

         3rd Quarter 2001                   6.4000            4.4600

         4th Quarter 2001                   6.0400            4.4000


                                2000 Fiscal Year

                                            High              Low
                                            ------            ------

         1st Quarter 2000                  16.50000           5.81250

         2nd Quarter 2000                   8.00000           4.50000

         3rd Quarter 2000                   7.37500           5.09375

         4th Quarter 2000                   7.37500           5.00000

Item 6.  Selected Financial Data

     The following table presents selected information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our financial statements.

(In thousands, except per share information)

                              2001       2000      1999       1998       1997
--------------------------------------------------------------------------------
Total revenues             $  1,407   $  3,836    $  1,855   $  9,352  $ 10,307
Total expenses             $ 25,610   $ 20,212    $ 19,652   $ 19,576  $ 17,853
Other income, net          $  2,000   $  2,110    $  2,676   $  3,731  $  2,200
Net loss applicable
 to common stockholders    $(26,118)  $(13,859)   $(15,121)  $ (6,493) $ (5,346)
Basic and diluted net
 loss per share applicable
 to common stockholders    $  (2.39)  $  (1.28)   $  (1.41)  $  (0.61) $  (0.66)
Total assets               $ 54,833   $ 37,571    $ 48,750   $ 64,696  $ 69,402
Accumulated deficit        $(86,605)  $(64,789)   $(50,930)  $(35,809) $(29,316)
Stockholders' equity       $ 12,967   $ 34,529    $ 47,106   $ 62,676  $ 67,704
--------------------------------------------------------------------------------




Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Overview

     Synaptic is a drug discovery company using GPCRs as the basis for developing new drugs for the treatment of a variety of human disorders.

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

     To date, our expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting our technologies. Historically, we have not been profitable, and at December 31, 2001 we had an accumulated deficit of $86,605,000. We incurred net losses applicable to common stockholders of $26,118,000, $13,859,000 and $15,121,000 for the fiscal years ended 2001, 2000 and 1999, respectively. We expect to continue to incur operating losses for a number of years, and we will not become profitable unless and until we receive royalty revenue or revenue from sales of drugs developed with the use of our technology or patent rights.

Critical Accounting Policies

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions. We believe that of our significant accounting policies (see Note 1 to the financial statements), the following may involve a higher degree of judgment and complexity:

Revenue
-------

     Revenues that we receive, or may receive, are derived from either multi-element revenue arrangements or from research services that we perform.
Historically, virtually all revenue that has been recorded has been under multi-element revenue arrangements. Generally, revenue is realized or realizable and earned when all of the following criteria are met: (1) an arrangement exists, (2) services have been rendered, (3) prices of services are fixed or determinable and (4) collectibility is reasonably assured. As the structures of our arrangements are unique and may contain several different revenue components, each is reviewed on a case-by-case basis in order to determine the appropriate amount and term over which to recognize revenues.

     Under these multi-element revenue arrangements, we may receive one or more of the following types of revenue: license revenue, research funding revenue, milestone revenue, royalty revenue and revenue derived from sales of drugs.

     License revenue represents non-refundable payments for a license to one or more of our patents and/or a license to our technology. Payments for licenses are recognized as they are received or, if earlier, when they become guaranteed, provided they are independent of any continuing research activity on the related project. Otherwise, they are recognized pro-rata during the term of the related research agreement in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

     Research funding revenue includes payment to support a specified number of Synaptic's scientists. Such revenue is recognized ratably over the period in which the research is performed.

     Milestone revenue represents non-refundable payments for the achievement of a specified milestone under either an existing arrangement or under a license that has been granted to one or more of our patents and/or our technology. Such payments typically coincide with the achievement of a substantial element in a multi-element arrangement or measure substantive stages of progress toward completion under a long-term contract. The recognition of such payments as revenue is determined based upon the nature of the underlying arrangement. Milestone payments received under contracts where the company is performing related ongoing research, and which are deemed to have multi-element financial arrangements, will be recognized as revenue over the remaining life of the contract. Milestone payments received under license agreements are recognized as revenue as they are received or, if earlier, when they become guaranteed, provided they are independent of any research activity.

     Royalty revenue represents payments that may be received from the sales of drugs that may be developed using the technology or the patent rights that have been licensed. We are entitled to receive royalty payments under most of our license agreements. To date, we have not received royalty payments and we do not expect to receive such payments for a number of years, if at all.

     Revenue derived from the sales of drugs would be recognized if the company markets drugs. The company may develop drugs on its own or in partnership with others. As part of the agreement with Grunenthal, we have development and marketing rights in certain geographical areas with respect to any drugs that are jointly identified under the agreement. Accordingly, we may receive revenue from sales of drugs in our designated geographical areas if we market them independently, or we may receive royalty payments if we license our marketing rights to a third party. To date, we have not received revenue from the sales of drugs and we do not expect to receive such revenues for a number of years, if at all.

Income Taxes
------------

     We account for income taxes using the liability method. Under this method, deferred income tax assets and liabilities reflect tax carryforwards and the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under currently enacted tax rates. Deferred tax assets are recorded if future realization is more likely than not.

     Deferred taxes are recorded primarily for Federal and state net operating loss carryforwards, research and development credit carryforwards and depreciation and amortization, which are reported in different periods for Federal income tax purposes than for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

     In January 2002, we received approval for the sale of $3,682,400 of New Jersey net operating loss carryforwards, pursuant to the Technology Business Tax Certificate Program. This program allows for the sales of New Jersey net operating loss carryforwards to profitable New Jersey corporations. Cash in the amount of $256,000 was received from this sale resulting in a reduction in the valuation allowance for deferred tax assets by such amount at December 31, 2001.

     At December 31, 2001, we had approximately $29,625,000 of Federal and state net operating loss carryforwards and approximately $1,610,000 research and development credit carryforwards. We have a history of operating losses and expect these losses to increase as a result of our strategy of increasing our internal drug development efforts. These losses would remain available to us on a carryforward basis to offset any future earnings; however, deferred tax assets attributable to these net operating losses have been fully offset by a valuation allowance in the financial statements, as their future realization is uncertain.

Research and Development

     We perform research for ourselves and for our current collaborators, Kissei and Grunenthal. As this research progresses, we designate some projects for preclinical and clinical development. Until a lead compound is chosen for development, all costs associated with that compound are considered to be research expense. Costs incurred during the research phase are not separately identifiable by project. At this preliminary or investigational stage, research is performed within a broad family of receptors with the objective of identifying lead compounds. Once a lead compound enters the preclinical development stage, costs are accumulated for each project associated with that compound. Currently, the only project for which a lead compound has been chosen is the company's depression program. The lead compound in this program was selected during the second quarter of 2000. Costs incurred on the depression program for the twelve-month and inception-to-date periods ended December 31, 2001 approximated $2,350,000 and $2,550,000. Total research costs for the twelve-month period ended December 31, 2001 amounted to $17,990,000.

     In general, from the time a lead compound is chosen until that compound reaches the market, many years may elapse. During this time, the compound must undergo clinical trials that include Phase I, Phase II and Phase III trials, the results of which are subject to review and approval by the U.S. Food & Drug Administration and other regulatory agencies. Successful completion of each trial carries its own set of risks and may cost many millions of dollars. At this stage of Phase I clinical development of the depression program, completion costs and dates cannot be estimated.

Net Loss Applicable to Common Stockholders

     During the third quarter of 2001, we sold shares of two series of senior redeemable convertible preferred stock the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, in a private equity placement. In connection with these issuances, we recorded an adjustment to net loss applicable to common stockholders of approximately $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Convertible Preferred Stock. This amount was determined based upon the excess of the fair value of the company's common stock into which the Series B Convertible Preferred Stock was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." We also recorded an adjustment to net loss applicable to common stockholders of approximately $76,000 representing the accretion of the Series B and Series C Convertible Preferred Stock to their respective redemption values.

Results of Operations

     Comparison of Fiscal Years Ended December 31, 2001, 2000 and 1999

     Revenues. We recognized revenue of $1,407,000, $3,836,000 and $1,855,000 for the fiscal years of 2001, 2000 and 1999, respectively. The decrease in revenue of $2,429,000 from 2000 to 2001 resulted primarily from the grant of a non-exclusive license to certain of our technology and patent rights in the third quarter of 2000, with no similar license revenue in 2001.

     The increase of $1,981,000 from 1999 to 2000 was attributable to an increase in license revenue of $2,750,000 resulting primarily from the grant of a non-exclusive license to certain of Synaptic's technology and patent rights, offset by a reduction in contract revenue of $769,000 resulting from the net reduction in the number of scientists being funded under collaborative arrangements.

     Research and Development Expenses. We incurred research and development expenses of $17,990,000, $14,360,000 and $14,592,000 for the fiscal years of
2001, 2000 and 1999, respectively. The increase of $3,630,000, or 25%, from 2000 to 2001 was attributable primarily to increases in preclinical and clinical testing costs of $2,281,000 related to our depression program, $677,000 in research costs associated with advancing additional projects to the stage at which a lead compound can be chosen and an increase of $328,000 in compensation related expenses.

     The decrease of $232,000, or 2%, from 1999 to 2000 was attributable primarily to a net decrease in headcount and a corresponding decrease in supplies that were partially offset by an increase in preclinical testing costs.

     General and Administrative Expenses. We incurred general and administrative expenses of $7,620,000, $5,852,000 and $5,060,000 for the fiscal years of 2001,
2000 and 1999, respectively. The increase of $1,768,000, or 30%, from 2000 to 2001 was attributable primarily to $711,000 in legal expenses related to a patent infringement lawsuit, $462,000 in other patent related expenditures and an increase of $239,000 in compensation related expenses.

     The increase of $792,000, or 16%, from 1999 to 2000 was attributable primarily to an increase in rent expense, an increase in consulting and finder's fees associated with business development activities, and an increase in legal and patent costs.

     Other Income, Net. We recorded other income of $2,000,000, $2,110,000 and $2,676,000 for the fiscal years of 2001, 2000 and 1999, respectively. The decrease of $110,000 from 2000 to 2001 in other income was primarily  due to
lower weighted average cash, cash equivalent and marketable securities balances during 2001 as a result of the utilization of these resources to fund
operations,   partially  offset  by  an  increase  in  rental  income  from  our sublessees.

     The decrease of $566,000 from 1999 to 2000 in other income was primarily due to lower average cash, cash equivalent and marketable securities balances during 2000 as a result of the utilization of these resources to fund our operations.

     Income Tax Benefit. In December 2001, we recognized $387,000 from the sale of a portion of our state research and development tax credits. In November 2000, we recognized $407,000 from the sale of a portion of our state net operating loss carryforwards.

     Net Loss Applicable to Common Stockholders. We incurred a net loss applicable to common stockholders of $26,118,000 ($2.39 per share), $13,859,000 ($1.28 per share) and $15,121,000 ($1.41 per share) for the fiscal years of 2001, 2000 and 1999, respectively. The increase of $1.11 in net loss per share resulted primarily from the items described above in "Results of Operations."

     The decrease of $0.13 in net loss per share applicable to common stockholders from 1999 to 2000 resulted primarily from the items described above in "Results of Operations."

     Operating Trends. Our revenues may vary from period to period depending on numerous factors, including the timing of revenue earned under license agreements and revenue that may be earned under future collaborative and/or license agreements. During 2001 we recognized revenue under our research and licensing agreement with Kissei Pharmaceutical Co., Ltd. and expect to recognize additional revenues under this agreement during 2002. Under the terms of some of our license agreements, revenues may be recognized if specified milestones are achieved. We continue to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements. During the third quarter 2001, we sold to investors $41 million in preferred stock. Net proceeds, after giving effect to placement fees and offering expenses, were approximately $37,745,000. We continue to monitor our spending level in order to ensure that we have enough cash to last at least through the second quarter of 2003.

     Since late 2000, we have been pursuing a new business strategy of increasing our internal drug development efforts. This new strategy requires us to hire additional employees with drug development expertise and to incur additional preclinical expenses as well as expenses associated with clinical trials.

     Legal expenses are expected to continue to be a significant expense as a result of a suit filed by the company. See "Legal Proceedings" in PART I, Item 3.

     Other income, net is expected to decrease in 2002 because of less favorable short-term interest rates. This decrease will, however, be somewhat mitigated by an increase in rental income that we expect to recognize under our existing sublease agreements.

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

     Property and equipment spending may vary from period to period depending on numerous factors, including the level of drug development efforts, the number of collaborations in which we are involved at any given time, and replacement due to normal wear and obsolescence. Equipment spending in 2002 is expected to increase from that of 2001.

     At December 31, 2001, we held marketable securities with an estimated fair value of $4,098,000. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of the marketable securities we hold are classified as available-for-sale securities. The following table provides information about marketable securities that we held at December 31, 2001:

       Principal Amount and Weighted Average Stated Rate by      Estimated Fair
                        Expected Maturity                             Value
-------------------------------------------------------------    ---------------
            (000's)         2002        2003        Total                (000's)
-------------------------------------------------------------    ---------------
Principal                 $2,500      $1,500       $4,000                $4,098
Weighted
 Average
 Stated Rates              6.50%       6.20%        6.39%                   --
-------------------------------------------------------------    ---------------


     The stated rates of interest expressed in the above table may not approximate the actual yield of the securities that Synaptic currently holds since we have purchased some marketable securities at other than face value.
Additionally, the securities represented in the above table may be called or redeemed, at the option of the issuer, prior to their expected due dates. If early redemptions occur, we may reinvest the proceeds realized on such calls or redemptions in marketable securities with stated rates of interest or yields that are lower than those of current holdings, affecting both future cash interest streams and future earnings.

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

Liquidity and Capital Resources

     At December 31, 2001 and December 31, 2000, cash, cash equivalents and marketable securities aggregated $49,650,000 and $31,602,000, respectively. This increase was primarily the result of the sale of $41 million of preferred stock sold to investors in the third quarter of 2001 partially offset by the utilization of these resources to fund our operations. We intend to utilize our cash primarily for research, preclinical and clinical development costs, for patent related expenditures, for general corporate purposes, for leasehold improvements to our facilities and for the purchase of property and equipment. We expect to continue to incur operating losses for a number of years. We believe that cash, cash equivalents and marketable securities on hand, and cash that we expect to receive through existing license arrangements and interest payments on investments, will be sufficient to fund operations, as well as to support our share of certain development costs under the Grunenthal Agreement, if any, at least through the second quarter of 2003.

     To date, we have met our cash requirements through the sale of our stock, through contract and license revenue, through interest income and gains resulting from our investments, through SBIR grants and through sales of portions of our state research and development credits and state NOL carryforwards.

     As of December 31, 2001, we had NOL carryforwards of approximately $76,000,000 for Federal income tax purposes that will expire principally in the years 2002 through 2021. In addition, we had Federal research and development credit carryforwards of approximately $1,610,000 that will expire principally in 2002 through 2018. Also at December 31, 2001, we had NOL carryforwards of approximately $61,000,000 for state income tax purposes and state research and development credit carryforwards of $311,000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

     We lease laboratory and office facilities under an agreement expiring on December 31, 2015. The minimum annual payment under the lease is currently $1,835,000. The lease provides for fixed escalations in rent payments in the years 2005 and 2010.

                                  RISK FACTORS

     An investment in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties and other information in this report and in the documents incorporated by reference in this report before making any decision with respect to an investment in our securities. Our business, financial condition and results of operations could be harmed were any the following risks or uncertainties to develop into actual events. In such case, the value of our securities could decline and you might lose all or part of your investment.

     Our products are in an early stage of development, and we may never develop any commercially viable products.

     It generally takes at least twelve years to discover and develop a new drug. To date, neither we nor any of our licensees have developed any drugs using our technology. We currently have approximately 30 GPCRs in various stages of research or pre-clinical testing. We plan to initiate clinical testing, on average, of one new compound each year commencing in the first quarter of 2002, when we began Phase I clinical trials in our depression program. We believe that it will take a minimum of five years from the beginning of clinical trials for any program to develop an approved drug, assuming the clinical trials produce favorable results. We have no means of predicting when, or if, any of our licensees will develop commercially available drugs using our GPCRs; however, to our knowledge, none of our licensees are currently engaged in clinical trials on any compounds developed with our technology.

     Numerous factors may preclude any of our products from being developed into marketable drugs or any drugs we do develop from being commercially successful. Any of these factors could require us to abandon any particular product at any stage of development, notwithstanding the expenditure of large amounts of time and money on the product. These factors include the following:

     Inconclusive or Negative Preclinical and Clinical Test Results. Research may show that a product is ineffective or that it has harmful side effects during either pre-clinical testing or clinical trials. The safety and efficacy of a therapeutic product under development must be supported by extensive data from clinical trials. The results of preclinical studies and initial clinical trials are not necessarily predictive of results that will be obtained from later large-scale clinical trials, and there can be no assurance that clinical trials of any product under development will demonstrate the safety and efficacy of the product or will result in a marketable product.

     Manufacturing Difficulties. Because the products that we and our licensees are attempting to develop are at a very early stage of development, we cannot now predict whether they can be manufactured at a cost or in quantities necessary to support all of our future development efforts or to achieve commercial viability. We have no manufacturing facilities and rely on third parties to produce compounds for development, preclinical and clinical purposes. Because each compound is unique, the cost and difficulty of producing any particular compound can only be determined on a case-by-case basis for each stage of development. If we are unable to contract for a sufficient supply of compounds on acceptable terms, or if we should encounter difficulties in our relationships with third party manufacturers, our preclinical and clinical testing schedule would be delayed. If clinical trials of a product were successful, we might consider shifting production of that product from a contract manufacturer to a large pharmaceutical company for mass production. Such a transfer would entail numerous technical difficulties, and, because none of our potential products are sufficiently developed to consider mass production, we cannot be certain that such a transfer could be arranged successfully or on terms acceptable to the company.

     Marketing and Sales Capacity. Although we do not currently have any marketable products, our ability to produce revenue ultimately depends on our or our licensees' ability to sell our products if and when the FDA approves them. We currently have no marketing experience, sales force or distribution capabilities. If we are unable to establish direct or indirect sales and distribution capabilities, or are unsuccessful in gaining market acceptance for licensing arrangements, we will not be able to generate revenue from our products, even if they prove to be effective. If we enter into co-promotion or licensing arrangements, our revenues will be dependent on the efforts of third parties, and, at this early stage of our product development, we cannot predict whether any of these arrangements would be obtainable on acceptable terms or would be successful.

     Acceptance by Health Care Community. Any product that we may develop will be successful only if the health care community accepts it. The degree of acceptance of any product we develop by the health care community will depend on a variety of factors, including the following:

o our establishment and demonstration to the medical community of the clinical efficacy and safety of the product;

o our ability to demonstrate that the product is superior to alternatives then on the market; and

o the reimbursement policies of government and third-party payers with respect to the product.

     We have a history of operating losses and we expect our losses to increase as a result of our strategy of increasing our internal drug development efforts.

     We have incurred significant operating losses since our inception in January 1987. At December 31, 2001, our accumulated deficit was $86,605,000. We incur losses because our research and development and general and administrative expenses exceed the revenue we generate from our operating activities and investments. Our net loss applicable to common stockholders for the last three fiscal years, in thousands of dollars, was as follows:

                             Year Ended December 31,

        2001                  2000                 1999
        ----                  ----                 ----
       $26,118                $13,859              $15,121


     The rate at which we incur losses has increased over the past year as we have increased our internal drug development efforts. We expect our rate of loss to increase further as these efforts continue to result in increased expenses from pre-clinical and clinical testing and reduced revenues from collaborative arrangements. Our research and development expenses increased by $3,630,000 for the year ended December 31, from $14,360,000 in 2000 to $17,990,000 in 2001, due primarily to increases in pre-clinical testing costs associated with our depression program. Costs for this program may increase further as it moved into clinical trials in February 2002, and costs for other programs will also increase as we accelerate our development efforts. At this stage of product development, we cannot accurately predict how large these increases will be, but we expect that they will be at least as much as, and probably more than, the increases seen to date in our depression program.

     To date, our only material sources of operating revenue have been license revenue that generally has come in the form of one-time payments, and contract revenue, which comes from collaborative arrangements.

License  revenue  is
unpredictable, as it depends on the research activities and needs of potential third party licensees, about which we have little knowledge. We have not included any material increase in contract revenue in our current forecasts. The table below shows our license and contract revenue, in thousands of dollars, for the past three fiscal years:

                            Year Ended December 31,
                            -----------------------

                              2001            2000           1999
                            -------         -------         -------
Contract Revenue            $1,157          $1,086          $1,855
License Revenue             $  250          $2,750              --

     We don't expect to achieve sufficient revenue to become profitable unless and until we realize revenues from the sale of commercially successful new drugs. This will not happen unless we or our licensees successfully complete clinical trials with respect to a drug candidate, obtain regulatory approval for that drug candidate and commercialize the resulting drug. As discussed above in the preceding risk factor, this will not occur for a significant number of years and may never occur.

     If we are unable to obtain additional financing in the future, we may not be able to sustain our business.

     As discussed above, we must expend capital to fund our operations, and we expect our rate of capital expenditure to increase in the future. As of December 31, 2001, we had $49,650,000 in cash, cash equivalents and marketable securities, which we believe will be sufficient to fund operations through the second quarter of the year 2003. However, it is likely that we will need to raise additional capital to fund our operations beyond that time. Because of the uncertainties inherent in capital markets, we cannot be sure that additional funds will be available on favorable terms or at all, or whether any funds raised would be sufficient to permit us to continue to conduct our operations or achieve profitability. Any further equity financing we do obtain could result in additional dilution to our then existing stockholders. If adequate funds are not available when we need them, we may never become profitable and we may be required to curtail significantly or eliminate one or more of our drug development programs, or to discontinue our operations all together.

     If we are unable to obtain and maintain patent protection for our intellectual property, we may be unable to grow our business or become profitable.

     Our success depends, in part, on our ability to establish, protect and enforce our proprietary rights relating to our intellectual property. Our policy is to seek, when appropriate, protection for our gene and compound discoveries and other proprietary technology by filing patent applications in the United States and in other countries. As of February 15, 2002, we had been granted 150 patents. Patent law as it relates to inventions in the biotechnology field is still evolving, and involves complex legal and factual questions. Moreover, the patentability of our inventions can be affected by the actions of others beyond are control. Accordingly, we cannot be certain that patents will be granted with respect to any of our patent applications currently pending in the United States or in other countries, or with respect to applications filed by us in the future. If we do not receive patents on the genes, compounds or methods we develop, if we are unable to enforce the patents we have been granted or if practicing our inventions infringes a third party's patents, then our ability to profit from these developments may be materially diminished.

     There is no clear policy regarding the breadth of claims allowed in patents or the degree of protection they afford. We therefore cannot predict the breadth or enforceability of claims allowed in the patents that have been issued to us or in patents that may be issued to us in the future, nor can we be sure that claims in our patents, either as initially allowed by the United States Patent and Trademark Office or any of its non-United States counterparts or as subsequently interpreted by courts inside or outside the United States, will be sufficiently broad to allow us to profit from the genes and compounds we discover.

     Patents issued to us may be infringed, invalidated or circumvented by others, or the rights granted under our patents may not be commercially valuable or provide competitive advantages to us or our licensees. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have significantly expanded their gene discovery efforts in recent years and have filed patent applications or received patents covering their gene discoveries. Some of these applications or patents may be competitive with our applications or conflict in certain respects with claims made under our applications. We cannot predict whether, in the event of any conflict, we will be in a priority position with respect to inventorship on any of these applications. If we are not, then our ability to exploit the patents subject to the conflict would be materially diminished.

     Our patents and patent applications may be challenged by way of interference proceedings or opposed by third parties, and we may need to participate in interference proceedings or oppose the patents or patent applications of third parties in order to protect our rights. Interference and opposition proceedings can be expensive to prosecute and defend.

     In some cases, litigation or other proceedings may be necessary to assert infringement claims against others, to defend against claims of infringement, to enforce patents issued to us, to protect trade secrets, our know-how or other intellectual property rights, or to determine the scope and validity of the proprietary rights of third parties. An adverse outcome in any litigation or proceeding could subject us to significant liabilities, require us to cease using the subject technology or require us to license the subject technology from a third party, all of which could cause our costs to increase and our revenues or potential revenues to decline. Any litigation could result in substantial costs and divert our resources from drug development activities.

     On June 5, 2000, the company filed suit in the United States District Court for the District of New Jersey against M.D.S. Panlabs, Inc., a Washington corporation, and Panlabs Taiwan Ltd., a Taiwanese corporation (collectively, "Panlabs"). The suit alleges that Panlabs has infringed several issued U.S. Patents owned by the company that relate to cloned human receptors and their use in binding assays. The suit also alleges that Panlabs has been importing, selling and offering to sell products of our patented binding assay processes to pharmaceutical companies and others in the United States, particularly in New Jersey. See "Legal Proceedings" in PART I, Item 3.

     On December 14, 2001, we filed suit in the United States District Court for the District of New Jersey against Euroscreen, S.A., a Belgian corporation ("Euroscreen"). The suit alleges that Euroscreen has infringed numerous issued U.S. Patents owned by us, which relate to cloned human receptors and their use in binding assays. The suit alleges that Euroscreen has been importing, selling and offering to sell products of our patented binding assay processes to pharmaceutical companies and others in the United States, particularly in New Jersey, and that Euroscreen has conspired with Panlabs to infringe our patents.

     The suits seek injunctions against the infringing activities of Panlabs and Euroscreen, awards of damages, the destruction of data obtained by the infringement of our patents, and other relief. An adverse resolution of the above matters would not have a material adverse effect on our business.

     Our drug development and commercialization efforts may be impaired by the intellectual property rights of third parties.

     Our future success depends, in part, on our ability to operate without infringing patents and proprietary rights of third parties. We are aware of a large number of patents and patent applications of third parties that contain claims to genes that code for G protein-coupled receptors or compounds that interact with G protein-coupled receptors.

Patents issued to others may preclude
us from using or licensing our technology or may preclude us and our licensees from commercializing drugs developed with our technology. We have acquired licenses to use certain technologies covered by a patent owned by Columbia University, and may be required to obtain additional licenses to patents or other proprietary rights of other parties in order to pursue our own technologies. We cannot be sure that, if required, we would be able to obtain any additional licenses on acceptable terms, if at all. The failure to obtain needed licenses could result in delays in our development efforts or those of our licensees, or could preclude the development, manufacture or sale of some products.

     Our competitive position will be impaired if we are unable to maintain the confidentiality of our trade secrets and other proprietary information.

     We rely upon trade secrets, proprietary know-how and continuing technological advances to develop and maintain our competitive position. Our business strategy requires us to share this information among our employees and those of our licensees. If this confidential information becomes known to third parties, whether through inadvertent disclosure or breach of a confidentiality agreement or otherwise, the value of the information to us may be diminished as well as our ability to develop competitive processes and products.

     We face substantial competition from many companies that have significantly greater resources than we do.

     We operate in a field in which new developments occur and are expected to continue to occur at a rapid pace. Competition from biotechnology and pharmaceutical companies, joint ventures, academic and other research institutions and others is intense, and we expect it to increase. Because the research and pre-clinical stages of the drug developmental process are highly secretive processes, we cannot be certain of who our competitors are or where our drug discoveries stand in relation to theirs; however, we believe many other pharmaceutical and biotechnology companies, including Merck, Pfizer, and Eli Lilly, currently employ elements of our human receptor-targeted drug design technology in their drug discovery efforts. We are aware that many pharmaceutical and biotechnology companies, including Arena Pharmaceuticals, 7TM Pharma and Norak Biosciences, are engaged in efforts to develop compounds that interact with G protein-coupled receptor subtypes, including receptor subtypes with which we are working. Our competitors include large biotechnology companies and multinational pharmaceutical companies, including, in addition to those identified above, GlaxoSmithKline, Schering-Plough, and Bristol-Myers Squibb, who may gain a competitive advantage over us because they employ greater financial and other resources, including larger research and development staffs and more extensive marketing and manufacturing organizations, than are available to us. We expect our competition to increase, as many large pharmaceutical companies are now routinely performing the types of research and services that have historically been performed by smaller companies such as ours.

     We believe that every major pharmaceutical company, and numerous other drug development companies, is attempting to develop drugs to treat the disorders for which we are attempting to develop drugs. For example, Eli Lilly, Merck, and Pfizer have announced that they are attempting to develop drugs to combat obesity, depression, incontinence and diabetes. We believe that many of these companies have products that are closer to market than ours. For example, Merck has announced the commencement of clinical trials on a drug, which if successful, will be used to treat depression. Our competitors will achieve a significant competitive advantage if they complete clinical trials, obtain required regulatory approvals or commence commercial sales of their drugs before we achieve that stage of development with our products. Moreover, our competitors may be able to develop technologies that circumvent our technology or that are more effective than those that we develop or that render our technology or drugs less competitive or obsolete. Our competitors may also be able to obtain patent protection or other intellectual property rights that would limit our ability to use or license our own technology or commercialize the drugs we or our licensees develop.

     The stringent regulatory approval process for new drugs creates significant expenses and makes it uncertain whether any drugs we or our licensees may develop would be approved for commercial use.

     The development, manufacturing and marketing of drugs are subject to regulation by numerous Federal, state and local governmental authorities in the United States, the principal one of which is the FDA, and by similar agencies in other countries in which we may test and market the drugs we develop. The FDA and comparable regulatory agencies in other countries impose mandatory procedures and standards for the conduct of preclinical testing and clinical trials and the production and marketing of drugs for human therapeutic use. Product development and approval of a new drug are likely to take many years and involve the expenditure of substantial resources.

     The steps required by the FDA before new drugs may be marketed in the United States include:

o      preclinical studies;

o      the  submission  to  the  FDA  of  a  request  for   authorization   to
       conduct clinical trials on an investigational new drug (IND) application;

o adequate and well-controlled clinical trials, including Phase I, Phase II and Phase III trials, to establish the safety and efficacy of the drug for its intended use;

o      submission to the FDA of a New Drug Application (NDA); and

o review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

     In the United States in particular, timetables for the various phases of clinical trials and NDA approval cannot be predicted with any certainty. We, our licensees or the FDA may suspend clinical trials at any time if it is believed that individuals participating in the trials are being exposed to unacceptable health risks. Even assuming that clinical trials are completed and that an NDA is submitted to the FDA, there can be no assurance that the NDA will be reviewed by the FDA in a timely manner or that once reviewed, the NDA will be approved. The approval process is affected by numerous factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, or may require additional testing or information with respect to the investigational drug. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could also delay, limit or prevent regulatory agency approval. Even if initial FDA approval is obtained, further studies, including post-market studies, may be required in order to provide additional data on safety and will be required in order to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. The FDA will also require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling, an NDA supplement may be required to be submitted to the FDA. Finally, delays or rejections may be encountered based upon changes in regulatory agency policy during the period of drug development or the period of review of any application for regulatory agency approval of a drug. Moreover, because our present licensees are, and future licensees may be, responsible for preclinical testing, clinical trials, regulatory approvals, manufacturing and commercialization of some drugs, the ability to obtain and the timing of regulatory approvals for these drugs may not always be within our control.

     Prior to the commencement of marketing a product in any other country, approval by regulatory agencies in that country is required, regardless of whether FDA approval has been obtained for the product. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than the time required for FDA approval. Although there are procedures for unified filings for some European countries, in general each country has its own procedures and requirements.

     Delays in obtaining regulatory agency approvals could adversely affect the marketing of any drugs we or our licensees develop, impose costly procedures upon our activities, diminish any competitive advantages that we may attain and adversely affect our ability to receive revenues or royalties. Because there are numerous reasons that regulatory approval of any given product may be denied at any stage of the development process, there is a material risk that, even after the expenditure of significant time and money on a product, we will not obtain all required regulatory agency approvals for that product. Moreover, even if regulatory agency approval for a product is granted, the approval may entail limitations on the indicated uses for which the product may be marketed. Further, approved drugs and their manufacturers are subject to continual review, and discovery of previously unknown problems with a drug or its manufacturer may result in restrictions on the drug or manufacturer, including withdrawal of the drug from the market. Regulatory agency approval of prices is required in many countries and could limit the revenues that we are able to realize from any particular product.

     At present, only one of our compounds has progressed beyond pre-clinical studies. We submitted an IND application to the FDA for our depression program in the fourth quarter of 2001 and began Phase I clinical trials on this program in February 2002. This study is currently underway.

     We could face product liability claims that exceed our ability to pay them.

     Product liability risks are inherent in the testing, manufacturing and marketing of human therapeutic products. The compounds we and our licensees are investigating could prove to be injurious to humans. We are covered by clinical trial insurance coinciding with the commencement of Phase I clinical trials of our depression compound. If we are unable to obtain appropriate liability insurance coverage for drugs developed by us or our licensees, we may be exposed to product liability claims that we do not have the resources to pay. Large liability claims could result in substantial losses and potentially force us to discontinue operations.

     We will not be successful if we are unable to attract and retain sufficient qualified personnel.

     We rely on our management and scientific staff. We face intense competition for personnel from, among others, biotechnology and pharmaceutical companies, as well as academic and other research institutions. In addition, our new business strategy requires us to hire employees with drug development expertise and to manage aspects of the drug development process that we formerly relied on our licensees to manage. If we lose the services of any key personnel, or are unable to hire additional personnel with the right knowledge and skills, then our drug development efforts may be delayed or disrupted.

     Robert L. Spence, our Chief Financial Officer for the past twelve years, retired from the company effective January 2, 2002. Edmund M. Caviasco, C.P.A., the Company's Controller, has assumed the responsibilities of principal accounting officer from Mr. Spence.

     In November 2001, our board of directors implemented a CEO succession plan pursuant to which it appointed a special committee to recruit a new President and Chief Executive Officer. Kathleen P. Mullinix, a founder of the company, resigned as Chairman of the Board and will retire as President, Chief Executive Officer and a Director upon the hiring of her successor.

     Our business may experience some disruptions as we seek to hire and transition to new senior management.

     Our use of radioactive materials exposes us to potential liabilities and sanctions that could disrupt our operations.

     Our activities involve the controlled use of radioactive compounds. We are subject to local, state and Federal laws and regulations relating to occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control. While complying with these requirements does not represent a material cost, we do not maintain insurance for this particular risk and, despite compliance with these requirements, we can not completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of radioactive compounds. Any accidental contamination or injury from these materials could expose us to liability for damages or result in sanctions that require us to delay or discontinue some or all of our operations.

     Our stock price is highly volatile, and you could lose money investing in our stock even if we meet our performance goals.

     Historically, the market price for our common stock has been highly volatile and subject to significant fluctuations both related and unrelated to our operating performance. Relatively small purchases or sales of our common stock can result in relatively large fluctuations in our stock price. In addition, future announcements or events concerning us or our industry may have a significant impact on the market price of our stock. Such announcements and events could include, but are not limited to, the following:

o the results of research, development testing, or technological innovations, either by us or others,

o    the introduction of new commercial products, whether by us or others,

o    new government regulations or enforcement actions,

o    developments in the protection of proprietary rights,

o    litigation or the results of litigation,

o public concern as to the safety of our products or those of others in our industry,

o the failure of operating results to meet expectations of investors or public market analysts,

o    fluctuations in our results of operations,

o    changes in health care policy in the United Sates or other countries,

o    changes in analysts' recommendations regarding our stock, and

o    changes in the pharmaceutical or biotechnology industry generally.

     The tables in PART II, Item 5, hereof, "Market For Registrant's Common Equity and Related Stockholder Matters", set forth the high and low last trade prices for our common stock as reported by The Nasdaq Stock Market.

     Our rights plan and provisions in our charter make it difficult for stockholders to replace our existing board, which could prevent a sale of our company that is desirable to our stockholders.

     In November 1995, we adopted a stockholders' rights plan pursuant to which one right to purchase 1/1000th of a share of our Series A Junior Participating Preferred Stock is attached to each share of outstanding common stock. The rights detach from the common stock and become exercisable on the tenth business day following (i) the acquisition by a person or group of 15% or more of our outstanding common stock or (ii) the announcement by a person or group of an intention to acquire through tender or exchange offer 15% or more of our outstanding common stock, in either case without the approval of our board of directors. The Board of Directors has granted two groups of shareholders exemptions from the 15% threshold in the Rights Plan. Warburg Pincus may beneficially own up to 41% of our outstanding common stock, and BVF, Inc. and its affiliates may beneficially own up to 16.4% of the outstanding common stock, without triggering the plan.

     Our certificate of incorporation provides for our board of directors to be divided into three classes of approximately equal size, with each class to be elected for a three-year term at the annual meeting of stockholders at which that class of directors term expires. Directors can be removed by the stockholders only for cause and only with a vote of 60% of the outstanding voting power. Accordingly, it would require two years to replace a majority of the board of directors without cause. Any amendment or repeal of any of the provisions of the certificate of incorporation that relate to the classified board of directors or the removal of directors requires the affirmative vote of at least 80% of the outstanding voting power of our stock and a majority of our board of directors.

     Our certificate of incorporation and by-laws require approval of a majority of the board of directors to call a special meeting of stockholders, prohibit the stockholders from taking action by written consent and require advance notice by stockholders of an intention to nominate persons for election to the board of directors. In addition, the board of directors is authorized to issue preferred stock without stockholder approval with whatever rights and preferences the board may determine to be appropriate. The rights of the holders of common stock will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock issued in the future.

     Our rights plan has the effect of making an acquisition of the company prohibitively expensive for any potential acquirer not approved by the board of directors. Under Delaware law, the board of directors has broad discretion in determining whether or not to sell the company, even in circumstances where stockholders consider a sale to be desirable. Thus, an acquirer not approved by the board could be prevented from acquiring the company unless a majority of the company's stockholders voted to replace a majority of the board with directors that did approve the acquisition. As discussed above, it would take two years to replace a majority of the board of directors without cause. It would therefore be very difficult for any third party to acquire our company without the consent of our board, even in a transaction that stockholders believe to be favorable. This could have the effect of depriving the owners of our common stock of the opportunity to sell their shares at a premium over prevailing market prices in a transaction proposed by a third party, where our board favors an alternative transaction or believes that a sale of the company is not desirable.

     Warburg  Pincus,   whose   interests  may  differ  from  yours,   exercises
substantial influence over our management and policies and could prevent a sale of the company.

     Warburg Pincus Private Equity VIII, LP, our largest shareholder, holds approximately 34.6% of the voting power of our outstanding capital stock. Warburg Pincus has the right to appoint two of the nine members of our board of directors and to approve the selection of a third member in consultation with company management and the rest of the board. Warburg Pincus' interests may differ from your interests, and they may be in a position to influence us to act in a way that is inconsistent with the interests of the public holders of our common stock. Because of its large equity position, it is unlikely that any transaction requiring shareholder approval, such as a sale of the company or its assets or the election of directors, would be approved without Warburg Pincus' consent. As the holder of a majority of our outstanding Series B and Series C Convertible Preferred Stock, Warburg Pincus also has the right to veto any future issuance of preferred stock that is senior to or at parity with our Series B and Series C Preferred Stock. This could give them the ability to prevent us from raising capital in a private financing on terms favorable to the holders of common stock.

     The sale of shares by selling shareholders could cause a decline in the market price of our common stock.

     Sales or the potential for sales of a substantial number of shares of our common stock in the public market could adversely affect its market price. With the effectiveness of a registration statement on February 14, 2002, there are no restrictions on the right of the investors who acquired our preferred stock in August and September of 2001, to convert their preferred stock to common stock and sell it in the open market. If all shares of our outstanding Series B and Series C Convertible Preferred Stock were converted to common stock, we would have 18,517,187 shares of common stock outstanding, of which these shareholders would hold 7,564,584 shares, or approximately 41%.




            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report, or in the documents incorporated by reference into this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include those described under the captions "Risk Factors," "Patents, Proprietary Technology and Trade Secrets," "Competition," and "Government Regulation."

     You should not place undue reliance on any forward-looking statements contained in this report. Further, any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time, and it is not possible for us to predict what factors will arise or when. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     For a discussion of important risks of an investment in our securities, including factors that could cause actual results to differ materially from results referred to in the forward-looking statements, see "Risk Factors." You should carefully consider the information set forth under the caption "Risk Factors." In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference in this report might not occur.

Item 8.  Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----

Report of Independent Auditors........................................  34

Balance Sheets at December 31, 2001 and 2000..........................  35

Statements of Operations and Comprehensive Income (Loss)
 for the years ended December 31, 2001, 2000 and 1999.................  36

Statements of Stockholders' Equity for the years ended
 December 31, 2001, 2000 and 1999.....................................  37

Statements of Cash Flows for the years ended
 December 31, 2001, 2000 and 1999.....................................  38

Notes to Financial Statements.........................................  39

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

SYNAPTIC PHARMACEUTICAL CORPORATION

     We have audited the accompanying balance sheets of Synaptic Pharmaceutical Corporation as of December 31, 2001 and 2000, and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synaptic Pharmaceutical Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                     ERNST & YOUNG LLP



MetroPark, New Jersey
February 15, 2002

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                                 BALANCE SHEETS

(in thousands, except share and per share information)

December 31, 2001 and 2000

Assets                                                    2001         2000
--------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                              $ 45,552       $  2,037
Marketable securities--current maturities                 2,553         20,627
Deferred tax assets                                         256
Other current assets                                        431            814
--------------------------------------------------------------------------------
Total current assets                                     48,792         23,478
Property and equipment, net                               4,268          4,781
Marketable securities                                     1,545          8,938
Patent and patent application costs, net                     --            227
Other assets                                                228            147
--------------------------------------------------------------------------------
                                                       $ 54,833       $ 37,571
================================================================================

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Accounts payable                                       $ 1,441        $ 1,128
Accrued liabilities                                      1,104            648
Accrued compensation                                       550            348
Deferred revenue                                           107            354
--------------------------------------------------------------------------------
Total current liabilities                                3,202          2,478

Deferred rent obligation                                   845            564

Series B senior redeemable convertible preferred
 stock; authorized, issued and outstanding--11,056
 shares in 2001, liquidation preference--$11,056,000    10,206             --

Series C senior redeemable convertible preferred
 stock; authorized, issued and outstanding--29,944
 shares in 2001, liquidation preference--$29,944,000    27,613             --

Stockholders' equity:
Series A preferred stock, $.01 par value;
 authorized--1,000,000 shares                               --             --
Common Stock, $.01 par value; authorized--25,000,000
 shares issued and outstanding--10,953,353 shares
 in 2001 and 10,935,772 shares in 2000                     109            109
Additional paid-in capital                              99,376         99,392
Accumulated other comprehensive income--net
 unrealized gains (losses) on securities                    87           (183)
Accumulated deficit                                    (86,605)       (64,789)
--------------------------------------------------------------------------------
Total stockholders' equity                              12,967         34,529
--------------------------------------------------------------------------------
                                                      $ 54,833       $ 37,571
================================================================================

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share information)

For the years Ended December 31, 2001, 2000 and 1999

                                                   2001        2000        1999
--------------------------------------------------------------------------------
Revenues:
Contract revenue                                $  1,157    $  1,086   $  1,855
License revenue                                      250      2,7500         --
--------------------------------------------------------------------------------
Total revenues                                     1,407      3,836       1,855
Expenses:
Research and development                          17,990     14,360      14,592
General and administrative                         7,620      5,852       5,060
--------------------------------------------------------------------------------
Total expenses                                    25,610     20,212      19,652
--------------------------------------------------------------------------------
Loss from operations                             (24,203)   (16,376)    (17,797)
Other income, net:
Interest income                                    1,505      2,106       2,674
Gain on sale of securities                            --         --           2
Other                                                495          4          --
--------------------------------------------------------------------------------
Other income, net                                  2,000      2,110       2,676
--------------------------------------------------------------------------------
Net loss before benefit from income taxes        (22,203)   (14,266)    (15,121)
Income tax benefit                                   387        407          --
--------------------------------------------------------------------------------
Net loss                                         (21,816)   (13,859)    (15,121)
Beneficial conversion feature and
 accretion of redemption value of
 mandatorily redeemable convertible
 preferred stock                                  (4,302)        --          --
--------------------------------------------------------------------------------
Net loss applicable to common
 stockholders                                   $(26,118)  $(13,859)   $(15,121)
================================================================================
Comprehensive loss:
Net loss                                        $(21,816)  $(13,859)   $(15,121)
Unrealized gains (losses) arising
 during period                                       270        608        (702)
Less: reclassification adjustment
 for gains included in net income                     --         --         (12)
--------------------------------------------------------------------------------
Comprehensive loss                              $(21,546)  $(13,251)   $(15,835)
================================================================================
Basic and diluted net loss per share
applicable to common stockholders               $  (2.39)  $  (1.28)   $  (1.41)
================================================================================
Shares used in computation of net loss
 per share applicable to common stockholders  10,942,023 10,850,262  10,742,296
================================================================================

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share information)

(in thousands, except share information)



                                                                  Net
                                                               Unrealized
                                                                 Gains                                 Total
                                                    Additional  (Losses)   Deferred       Accumu-      Stock-
                                   Common Stock      Paid-In      on        Compen-        lated       holders'
                                 Shares   Amount     Capital   Securities    sation       Deficit       Equity
                                 ------   ------     -------   ----------    ------       -------    ------------
Balance at January 1, 1999    10,711,374  $  107    $ 98,516  $     (77)   $   (61)     $  (35,809)  $     62,676

Forfeiture of Deferred
 Compensation related to
 Stock Incentive Plan                --       --          (11)          --        11             --            --
Amortization of Deferred
 Compensation                        --       --           --           --        50             --            50
Issuance of 53,287, shares
 of common stock pursuant
 to exercise of stock options    53,287        1          214           --        --             --           215
Adjustment to reflect net
 unrealized loss on
 securities                          --       --           --         (714)       --             --          (714)
Net loss for the year ended
 December 31, 1999                   --       --           --           --        --        (15,121       (15,121)
                               ----------  -----    ---------    ----------  --------     ---------   -----------
Balance at December 31, 1999   10,764,661  $ 108     $ 98,719    $    (791)   $  (--)   $   (50,930   $    47,106

Issuance of 171,111, shares
 of common stock pursuant
 to exercise of stock options   171,111        1          673           --        --             --           674
Adjustment to reflect net
 unrealized gain on
 securities                          --       --           --          608        --             --           608
Net loss for the year ended
 December 31, 2000                   --       --           --           --        --        (13,859       (13,859)
                               ----------  -----    ---------    ----------  --------     ---------   -----------
Balance at December 31, 2000   10,935,772  $ 109     $ 99,392    $    (183)   $  (--)   $  (64,789   $    34,529
Issuance of 17,581, shares
 of common stock pursuant
 to exercise of stock options    17,581       --           58           --        --             --            58
Adjustment to reflect net
 unrealized gain on
 securities                          --       --           --          270        --             --           270
Sale of redeemable convertible
 preferred stock                     --       --        4,228           --        --             --         4,228
Beneficial conversion feature
 and accretion of redemption
 value of redeemable
 convertible preferred stock         --       --       (4,302)          --        --             --        (4,302)
Net loss for the year ended
 December 31, 2001                   --       --           --           --        --        (21,816       (13,859)
                               ----------  -----    ---------    ----------  --------     ---------   -----------
Balance at December 31, 2001   10,953,353  $ 109     $ 99,376    $      87        --      $ (86,605   $    12,967)
                               ==========  =====    =========    ==========  ========     =========   ===========

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                            STATEMENTS OF CASH FLOWS

(in thousands)

For the Years Ended December 31, 2001, 2000 and 1999

                                                     2001       2000      1999
--------------------------------------------------------------------------------
Operating activities:
Net loss                                          $(21,816)  $(13,859) $(15,121)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and patent amortization                 1,308      1,626     1,609
Amortization of premiums (discounts) on
securities                                             297        463       479
Deferred income taxes                                 (256)         -         -
Amortization of deferred compensation                    -          -        50
Gain on sales of securities                              -          -        (2)
Writedown / loss on sale of equipment                   19        100        32
Deferred rent                                          281        270       247
Changes in operating assets and liabilties:
Decrease in other current assets                       383         33       817
Increase (decrease) in accounts payable,
accrued liabilities and accrued compensation           971        727      (540)
Increase in other assets                               (81)      (100)        -
(Decrease) increase in deferred revenue               (247)       354       (83)
--------------------------------------------------------------------------------
Net cash used in operating activities              (19,141)   (10,386)  (12,512)

Investing activities:
Proceeds from sale or maturity of investments       27,440      6,487    19,039
Purchases of investments                            (2,000)         -   (16,349)
Proceeds from sales of equipment                        16         70        80
Reimbursement for leasehold improvements                 -        129         -
Purchases of property and equipment                   (603)    (1,173)     (827)
--------------------------------------------------------------------------------
Net cash provided by investing activities           24,853      5,513     1,943

Financing activities:
Issuance of common stock                                58        674       215
Issuance of preferred stock                         37,745          -         -
--------------------------------------------------------------------------------
Net cash provided by financing activities           37,803        674       215
--------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                   43,515     (4,199)  (10,354)
Cash and cash equivalents at beginning of period     2,037      6,236    16,590
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $ 45,552    $ 2,037   $ 6,236
--------------------------------------------------------------------------------
                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001

Note 1-- Summary of Significant Accounting Policies

     Organization. Synaptic Pharmaceutical Corporation ("Synaptic" or the "company") is a drug discovery company using its patented portfolio of G protein-coupled receptors ("GPCRs") as the basis for developing new drugs for the treatment of a variety of human disorders. GPCRs represent a class of human receptors that are involved with a broad range of physiological functions in the body. Human receptors are protein molecules that exist on the surface membrane of all cells and affect cell activity. They are associated with physiological functions and, sometimes, disorders. Synaptic and its licensees conduct research to discover the function of specific GPCRs in the human body and physiological disorders with which they may be associated. The company uses this information to design compounds that attach to and change the function of these GPCRs and that have the potential to be developed into drugs to treat disorders with which the GPCRs are associated. The company's goal is to develop the compounds it designs into commercially viable drugs.

     Basic and Diluted Net Loss Per Share Applicable to Common Stockholders. Net loss per share applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding. As a result of the company's operating losses and the anti-dilutive effect of stock options and convertible preferred stock, these instruments are excluded from the computation of diluted net loss per share.

     Revenue Recognition. Revenues that the company receives, or may receive, are derived from either multi-element revenue arrangements or from research services that the company performs. Historically, virtually all revenue that has been recorded has been under multi-element revenue arrangements. Generally, revenue is realized or realizable and earned when all of the following criteria are met: (1) an arrangement exists, (2) services have been rendered, (3) prices of services are fixed or determinable and (4) collectibility is reasonably assured. As the structures of these arrangements are unique and may contain several different revenue components, each is reviewed on a case-by-case basis in order to determine the appropriate amount and term over which to recognize revenues.

     Under these multi-element revenue arrangements, the company may receive one or more of the following types of revenue: license revenue, research funding revenue, milestone revenue, royalty revenue and revenue derived from sales of drugs.

     License revenue represents non-refundable payments for a license to one or more of the company's patents and/or a license to its technology. Payments for licenses are recognized as they are received or, if earlier, when they become guaranteed, provided they are independent of any continuing research activity on the related project. Otherwise, they are recognized pro-rata during the term of the related research agreement in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

     Research funding revenue includes payment to support a specified number of Synaptic's scientists. Such revenue is recognized ratably over the period in which the research is performed.

     Milestone revenue represents non-refundable payments for the achievement of specified milestones under either an existing arrangement or under a license that has been granted to one or more of the company's patents and/or its technology. Such payments typically coincide with the achievement of a substantial element in a multi-element arrangement or measure substantive stages of progress toward completion under a long-term contract. The recognition of such payments as revenue is determined based upon the nature of the underlying arrangement. Milestone payments received under contracts where the company is performing related ongoing research, and which are deemed to have multi-element financial arrangements, will be recognized as revenue over the remaining life of the contract. Milestone payments received under license agreements are recognized as revenue as they are received or, if earlier, when they become guaranteed, provided they are independent of any research activity.

     Royalty revenue represents payments that may be received from the sales of drugs that may be developed using the technology or the patent rights that have been licensed. The company is entitled to receive royalty payments under most of its license agreements. To date, the company has not received royalty payments and does not expect to receive such payments for a number of years, if at all.

     Revenue derived from the sales of drugs would be recognized if the company markets drugs. The company may develop drugs on its own or in partnership with others. As part of the agreement with Grunenthal, the company has development and marketing rights in certain geographical areas with respect to any drugs that are jointly identified under the agreement. Accordingly, Synaptic may receive revenue from sales of drugs in designated geographical areas if it markets them independently, or the company may receive royalty payments if it licenses its marketing rights to a third party. To date, Synaptic has not received revenue from the sales of drugs and does not expect to receive such revenues for a number of years, if at all.

     Cash Equivalents. Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Included in cash equivalents at December 31, 2001, is approximately $45,415,000 related to investments in money market funds. At December 31, 2000, this amount totaled $1,651,000.

     Marketable Securities. All of Synaptic's marketable securities are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, are included in other income. The cost of securities sold is based on the specific identification method. Investments held as of December 31, 2001 consist primarily of U.S. corporate debt securities. These investments mature on August 1, 2002 and March 30, 2003.

     The Company has established guidelines relative to diversification, credit ratings and maturities to maintain safety and liquidity. The guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

     Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Scientific equipment, office equipment and furniture and fixtures are depreciated over a life of 7 years. Leasehold improvements are depreciated principally over the life of the facility lease, which is currently 14 years. Software is depreciated over a life of 3 years.

     Patents. Prior to October 1, 1996, patent and patent application costs were capitalized and amortized over 7 years or the estimated life of the patent, if less, using the straight-line method. Capitalized costs through October 1, 1996 were amortized over the remaining portions of their seven-year lives. Effective October 1, 1996, patent and patent application costs are expensed as incurred.

     Accrued  Liabilities.  Included in accrued liabilities at December 31, 2001
and  2000  are  accrued   professional  fees  totaling  $472,000  and  $340,000,
respectively.

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

                                                Gross       Gross
                                             Unrealized   Unrealized  Estimated
                                    Cost        Gains      (Losses)   Fair Value
--------------------------------------------------------------------------------

December 31, 2001
U.S. corporate debt securities     4,011,000    87,000          --     4,098,000
--------------------------------------------------------------------------------
                                 $ 4,011,000   $87,000   $      --   $ 4,098,000
================================================================================

December 31, 2000
U.S. Treasury obligations and    $ 8,000,000   $    --   $ (57,000)  $ 7,943,000
     obligations of U.S.
     Government agencies
U.S. corporate debt securities    21,748,000        --    (126,000)   21,622,000
--------------------------------------------------------------------------------
                                 $29,748,000   $    --   $(183,000)  $29,565,000
================================================================================

     The gross realized gains on sale of available-for-sale securities for the years ending December 31, 2001, 2000 and 1999 totaled $0, $0 and $2,000, respectively. There were no gross realized losses during 2001, 2000 and 1999. The net adjustment to unrealized gains (losses) on available-for-sale securities included as a separate component of stockholders' equity totaled $270,000 in 2001, $608,000 in 2000 and $(714,000) in 1999.

Note 3-- Collaborative and Licensing Arrangements

     At December 31, 2001, Synaptic was engaged in collaborations with Kissei Pharmaceutical Co., Ltd. ("Kissei") and Grunenthal GmbH ("Grunenthal"). The company has licensed technology and patent rights to other pharmaceutical companies in addition to these ongoing collaborative arrangements. Details of these arrangements are set forth below:

     Kissei Pharmaceutical Co., Ltd. Synaptic and Kissei are parties to a research and licensing agreement to identify novel receptors utilizing the company's genomics and functional genomics discovery technologies. Under the term of the three-year agreement, Kissei will provide funding to Synaptic to support research that is aimed at discovering novel receptors through the use of the company's proprietary technologies. In addition to the research funding, the agreement provides for a license fee, milestone payments and royalty payments to the company on sales of any products. In return, Synaptic granted Kissei worldwide exclusive rights to use selected receptors resulting from the collaboration to discover, develop, manufacture and market drugs that act through these receptors.

     During 2001 and 2000, the Company  recognized  $1,407,000  and  $1,271,000,
respectively,   in  revenue  under  this  agreement.  Revenues  that  have  been recognized are not subject to repayment.

     At December 31, 2001, the company had recorded $107,000 in deferred revenue representing advance funding for research, which will be recognized in 2002. At December 31, 2000, the company had recorded $354,000 in deferred revenue representing advance funding for research and license revenue that was recognized during 2001.

     Grunenthal GmbH. Synaptic and Grunenthal are parties to a collaborative and licensing agreement pursuant to which they are collaborating to discover and develop drugs for the treatment of pain. Synaptic is using its receptor-targeted drug design technology to identify compounds of interest and Grunenthal is using its expertise to evaluate the compounds in pain model systems and to conduct preclinical studies. Grunenthal will conduct clinical studies with promising compounds. The companies will each be responsible for their own research costs and equally share the development costs through Phase IIa clinical trials. Synaptic will retain manufacturing and marketing rights in the U.S., Canada and Mexico and share these rights in countries outside of Europe, South and Central America where Grunenthal retains these rights. To date, the company has not recognized any revenue under this collaboration.

     The R.W. Johnson Research Pharmaceutical Research Institute. Synaptic and The R.W. Johnson Pharmaceutical Research Institute ("PRI") are parties to a licensing agreement under which PRI was granted nonexclusive licenses under the company's alpha 1 adrenergic receptor patents and benign prostatic hyperplasia functional use patent to develop and sell alpha-1a selective compounds for all therapeutic applications. PRI is required to make payments upon the achievement of certain milestones and to pay royalties on sales of products, if any.

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

     During 1999, the company recognized $1,676,000 in revenue under this agreement. Revenues that have been recognized are not subject to repayment.

     Glaxo Group Limited. Synaptic and Glaxo Group Limited of the United Kingdom ("Glaxo") are parties to a licensing agreement under which Glaxo currently holds a nonexclusive license under the company's alpha 1 adrenergic receptor patents to develop and sell alpha-1a selective compounds for therapeutic applications other than the treatment of BPH. Synaptic is entitled to receive royalties on sales of all alpha-1a selective drugs sold by Glaxo, if any, so long as Synaptic has an issued patent relating to an alpha 1 adrenergic receptor subtype in at least one major market country.

     Merck & Co., Inc. Synaptic and Merck & Co., Inc. ("Merck") were parties to a collaborative and licensing agreement. Synaptic had granted Merck licenses that were subsequently relinquished.

     During  1999,  the  company   recognized  $83,000  in  revenue  under  this
agreement. Revenues that have been recognized are not subject to repayment.

Note 4-- Property and Equipment

     Property and equipment consists of the following as of December 31, 2001 and 2000:

                                                     2001                 2000
--------------------------------------------------------------------------------
Scientific equipment                            $ 8,157,000         $ 7,943,000
Furniture and fixtures                              192,000             192,000
Office equipment                                    575,000             533,000
Leasehold improvements                            2,365,000           2,352,000
Software                                          1,077,000           1,035,000
--------------------------------------------------------------------------------
                                                 12,366,000          12,055,000
Accumulated depreciation and amortization        (8,098,000)         (7,274,000)
--------------------------------------------------------------------------------
                                                $ 4,268,000         $ 4,781,000
================================================================================

Note 5 -- Stockholders' Equity

     Common Stock. At December 31, 2001, a total of 10,953,353 shares of common stock were outstanding.

     Stockholders' Rights Plan. In November 1995, Synaptic's Board of Directors approved the adoption of a stockholders' rights plan (the "Rights Plan"). The Rights Plan provides for the distribution of one right (a "Right") with respect to each share of outstanding common stock and any new issuances of common stock. Upon completion of the initial public offering in December 1995, the Board of Directors designated Series A Junior Participating Preferred Stock and declared a dividend of one Right with respect to each share of common stock outstanding. Each Right will become exercisable to purchase from the company, at an exercise price of $160.00, 1/1000th of a share of Series A Junior Participating Preferred Stock or that number of shares of common stock having a market value equal to two times the exercise price of the Right. The Rights generally become exercisable for the Series A Junior Participating Preferred Stock ten days following the announcement by any person or group of an intention to make a tender offer or exchange offer, the consummation of which would cause a person or group to become the beneficial owner of 15% or more of the outstanding common stock, and generally become exercisable for common stock ten days following the acquisition by any person or group of beneficial ownership of more than 15% of the outstanding common stock, except, in either case, where the acquirer or potential acquirer has been approved by the Board of Directors.

The Board of
Directors has granted two groups of shareholders exemptions from the 15% threshold in the Rights Plan. Warburg Pincus may beneficially own up to 41% of the outstanding common stock, and BVF, Inc. and its affiliates may own up to 16.4% of the outstanding common stock, without triggering the plan. The Rights will expire in the year 2005. The Rights Plan may discourage certain types of transactions involving an actual or potential change in control of the company.

     Each 1/1000th of a share of Series A Junior Participating Preferred Stock will have one vote and will be entitled to a preferential quarterly dividend per share equal to the larger of (i) an amount equal to any dividend declared on the common stock and (ii) $.000025. Additionally, in the event of a liquidation, each 1/1000th of a share of the Series A Junior Participating Preferred Stock would be entitled to a preferential liquidation payment equal to $0.01 plus an amount equal to the amount that would be distributed with respect to each share of common stock.

     Preferred Stock. Synaptic is authorized to issue up to 1,000,000 shares of preferred stock, 200,000 of which is designated as Series A Junior Participating, 11,056 which is designated as Series B Convertible Preferred Stock (the "Series B Preferred Stock"), 29,944 which is designated as Series C Convertible Preferred Stock (the "Series C Preferred Stock" and together with the Series B Preferred Stock, the "Preferred Stock"), and 759,000 of which is undesignated. The Board of Directors is authorized to provide for the issuance of preferred stock in one or more classes or series and to fix the number of shares constituting any such class or series, and the voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights, dividend rate, terms of redemption, redemption price or prices, conversion rights and liquidation preferences of the shares constituting any class or series, without any further vote or action by the shareholders of the company.

     Senior Redeemable Convertible Preferred Stock. On August 3, 2001, the company sold to investors (the "purchasers"), 9,438 shares of Series B Preferred Stock in a private placement for $9,438,000. On September 26, 2001, the company sold 1,618 shares of Series B Preferred Stock and 29,944 shares of Series C Preferred Stock for $31,562,000. Net proceeds, after giving effect to placement fees and offering expenses, were approximately $37,745,000. The purchasers were granted certain subscription and registration rights in connection with their acquisition of the Preferred Stock.

     The Series B and Series C Convertible Preferred Stock (the "Preferred Stock") are two series of senior redeemable convertible preferred stock having identical terms, except that the Series B Preferred Stock has an initial conversion price of $4.3358 and the Series C Preferred Stock has an initial conversion price of $5.9713. Each share of Preferred stock may be converted at any time at the option of the holder thereof into a number of shares of common stock determined by dividing $1,000 by the conversion price, as appropriately adjusted for any stock splits, stock dividends, combinations or similar events. All shares of Preferred Stock shall automatically be converted into common stock upon the vote to so convert of holders of a majority of the Preferred Stock then outstanding, voting together as a separate class. The Preferred Stock is currently convertible into an aggregate of 7,564,584 shares of common stock.

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

     Holders of Preferred Stock, voting together as a separate class, are entitled to elect two members of the board of directors, as long as 60% of the Preferred Stock issued and outstanding as of September 26, 2001 remains outstanding.

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

     The company recorded an adjustment to net loss applicable to common stockholders of $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Preferred Stock. This amount was determined based upon the excess of the fair value of the company's common stock into which the Series B Preferred Stock was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." The company also recorded an adjustment to net loss applicable to common stockholders of approximately $76,000 representing the accretion of the Series B Preferred Stock and Series C Preferred Stock to their respective redemption values.

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

     Incentive Plans. The 1996 Plan and the 1988 Plan were adopted in October 1995 and June 1988, respectively. In May 1998, the company's stockholders approved an amendment to the 1996 Plan that increased the maximum number of shares available for awards under the 1996 Plan from 1,100,000 to 2,100,000. In September 2001, the company's stockholders approved another amendment to the 1996 Plan that increased the maximum number of shares available for awards under the 1996 Plan to 3,600,000. Effective as of January 1, 1996, the 1996 Plan replaced the 1988 Plan with respect to all future stock and option awards by the company to its employees and consultants. A committee of the company's Board of Directors (the "Committee") approves the sale of shares and the granting of nonstatutory or incentive stock options. In addition, under the 1996 Plan, the Committee may grant stock appreciation rights to employees and consultants of the company. The purchase price for shares and the exercise price of options are determined by the Committee (although, the exercise price of incentive stock options may be no less than the fair market value of the common stock on the date of grant).

     In general, options granted under the Incentive Plans vest over either a two-year or a four-year period. Unvested options are forfeited upon termination of the employee or consulting relationship. Vested options, if not exercised within a specified period of time following the termination of the employment or consulting relationship, are also forfeited. Options generally expire 10 years from the date of grant. Shares of common stock sold under the Incentive Plans are also generally subject to vesting. Options granted and shares sold to employees under the Incentive Plans generally become fully vested upon the occurrence of a change in control of the company (as defined) if the holders thereof are terminated in connection with such change in control other than for cause (as defined). At December 31, 2001, 1,687,014 shares remain available for future awards under the 1996 Plan. As of December 31, 2001, no stock appreciation rights had been awarded under the 1996 Plan.

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

     Option activities under the Incentive Plans and the Director Plan are detailed in the following table:

                                                                      Weighted
                                                                       Average
                                                                        Option
                                       1996        1988     Director    Price
                                       Plan        Plan      Plan     Per Share
--------------------------------------------------------------------------------
Outstanding at January 1, 1999      1,125,235     217,864    45,000   $11.39
Granted                               432,100           -    20,000   $ 4.92
Exercised                             (22,542)    (30,745)        -   $ 4.03
Canceled/Forfeited                   (158,516)       (625)        -   $12.86
--------------------------------------------------------------------------------
Outstanding at December 31, 1999    1,376,277     186,494    65,000   $ 9.69
Granted                               145,750           -    15,000   $ 5.79
Exercised                             (36,363)   (134,748)        -   $ 3.94
Canceled/Forfeited                   (166,092)          -   (22,500)  $ 0.74
--------------------------------------------------------------------------------
Outstanding at December 31, 2000    1,319,572      51,746    57,500   $ 9.80
Granted                               655,600           -    17,500   $ 5.97
Exercised                              (9,600)     (7,981)        -   $ 3.33
Canceled/Forfeited                   (128,669)          -         -   $ 8.84
--------------------------------------------------------------------------------
Outstanding at December 31, 2001    1,836,903      43,765    75,000   $ 8.60
================================================================================
Exercisable at December 31, 2001      786,113      43,765    58,332   $ 0.94
================================================================================
Exercisable at December 31, 2000      487,699      51,746    44,687   $ 2.32
================================================================================
Exercisable at December 31, 1999      345,592     186,494    46,562   $ 9.90
================================================================================

     The following table discloses at December 31, 2001, for each of the following classes of options as determined by range of exercise price, the information regarding weighted-average exercise price and weighted-average remaining contractual life of each said class:


                                           Weighted                    Weighted
                             Weighted       Average                     Average
                              Average      Remaining                   Exercise
                              Exercise    Contractual    Number Of      Price of
                 Number Of   Price of       Life Of       Options       Options
                  Options    Outstanding  Outstanding    Currently    Currently
 Option Class   Outstanding   Options       Options     Exercisable  Exercisable
 ------------   -----------   -------       -------     -----------  -----------

Prices ranging
 from
 $1.76-$2.00         43,765     $ 1.81     2.2 years       43,765       $ 1.81

Prices ranging
 from
 $4.25-$6.875     1,131,550     $ 5.56     9.0 years      202,757       $ 4.85

Prices ranging
 from
 $8.4375-$10.125     15,900     $10.07     4.8 years       15,525       $10.11

Prices ranging
 from
 $11.3125-$13.125   475,411     $12.46     6.1 years      346,746       $12.33

Prices ranging
 from
 $14.125-$15.25     189,042     $14.32     5.9 years      181,167       $14.32

Prices ranging
 from
 $16.50-$17.75      100,000     $16.62     4.4 years       98,250       $16.60

     Other Disclosures. During 2001, 2000 and 1999, all options were granted with an exercise price equal to the market price of the common stock on the date of grant. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the company had been accounting for its employee stock options under the fair value method of SFAS No. 123. The weighted-average fair value of options granted during 2001, 2000 and 1999 approximated $3.85, $4.07 and $3.19, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999, respectively: weighted average risk-free interest rates of 4.64%, 5.43% and 6.13%; no dividends; and a weighted-average expected life of the options of 5 years. Weighted average volatility factors of the expected market price of the company's common stock of .838, .852 and .741, were used for 2001, 2000 and 1999, respectively.

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

     For purposes of pro forma net loss disclosures, the estimated fair value of options granted subsequent to 1994 is amortized to expense over the options' vesting period. The company's pro forma net loss information is as follows:

                                            2001         2000         1999
--------------------------------------------------------------------------------
Pro forma net loss
 applicable to common stockholders    $(28,386,000) $(15,814,000)  $(16,801,000)
Pro forma net loss per share
 applicable to common stockholders    $      (2.59) $      (1.46)  $      (1.56)
--------------------------------------------------------------------------------

     For certain options granted prior to 1997, the company recorded pursuant to APB No. 25 deferred compensation expense representing the difference between the exercise price thereof and the market value of the common stock as of the date of grant. This compensation expense was being amortized over the vesting period of each option granted. Amortization of deferred compensation under the Incentive Plans amounted to approximately $50,000 during 1999. In addition, approximately $11,000 of deferred compensation, as it relates to the Incentive Plans was reversed during 1999 due to the forfeiture of the unvested options. At December 31, 1999, this deferred compensation had been amortized.

Note 7 -- Income Taxes

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     At December 31, 2001 and 2000, the company had net operating loss ("NOL") carryforwards of $76,000,000 and $57,000,000, respectively, for Federal income tax purposes that will expire principally in the years 2002 through 2021. In addition, Synaptic had research and development credit carryforwards of approximately $1,610,000 that will expire principally in 2002 through 2018. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these carryforwards.

     At December 31, 2001, the company had NOL carryforwards of $61,000,000 and research and development credits of $311,000 for State income tax purposes. In December 2001, $164,000 in research and development credits was sold under the State of New Jersey's Technology Business Tax Certificate Transfer Program (the "Program"). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOL carryforwards and defined research and development credits for cash. The tax value sold was $164,000 and the proceeds received by the company were $131,000, which was recorded as an income tax benefit in the statement of operations. In January 2002, gross state NOL carryforwards totaling $3,682,000 were sold. The tax value sold was $331,000 and the proceeds received by the company were $256,000. Accordingly, the company reduced its valuation allowance by $256,000 at December 31, 2001. In November 2000, gross state NOL carryforwards totaling $5,650,000 were sold. The tax value sold was $509,000 and the proceeds received by the company were $407,000.

     A reconciliation of the company's income tax expense (benefit) at U.S. federal statutory tax rates to recorded income tax provision is as follows:

                                            2001          2000          1999
--------------------------------------------------------------------------------
Tax at U.S. statutory rates            $(7,549,000)   $(4,713,000)  $(5,141,000)
State income taxes                      (1,319,000)      (823,000)     (898,000)
Sale/expiration of state NOL's             440,000        (71,000)      248,000
Other                                            -        (30,000)      (16,000)
Valuation allowance recorded             8,041,000      5,230,000     5,807,000
--------------------------------------------------------------------------------
     Recorded tax provision (benefit)  $  (387,000)   $  (407,000)  $         -
================================================================================

     Significant components of the company's federal deferred tax assets as of December 31, 2001 and 2000 are as follows:

                                                         2001            2000
--------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards               $29,625,000     $21,930,000
     Research and development credit carryforwards    1,610,000       1,610,000
     Book over tax amortization                       2,773,000       2,171,000
--------------------------------------------------------------------------------
          Total deferred tax assets                  34,008,000      25,711,000
     Valuation allowance                            (33,752,000)    (25,711,000)
--------------------------------------------------------------------------------
     Net deferred tax assets                        $ 256,000       $         -
--------------------------------------------------------------------------------
Note 8 -- Commitments

     Synaptic leases facilities under an agreement expiring on December 31, 2015 (the "lease").

     Rent expense for the years ended December 31, 2001, 2000 and 1999 approximated $2,121,000, $1,895,000, and $1,749,000, respectively, and included executory costs of $713,000, $524,000 and $579,000, respectively and deferred rent charges of $281,000, $317,000 and $247,000, respectively.

     As of December 31, 2001, future minimum annual payments under the lease, inclusive of executory costs, are as follows:

       2002          1,835,000
       2003          1,835,000
       2004          1,660,000
       2005          1,912,000
       2006          1,912,000
 Thereafter         19,216,000
                  ------------
      Total       $ 28,370,000
                  ============

     The company subleases 23,008 square feet of its premises to a non-affiliated third party under an agreement expiring in 2010. The company also subleases 2,500 square feet of its premises to a non-affiliated third party on a month-to-month basis. During 2001 and 2000, the company recognized $495,000 and $104,000, respectively, in rental income from these subleases, which is included in other income. Additionally, under the non-cancelable portions of these agreements, the company expects to recognize an aggregate of $4,556,000 in rental income, inclusive of executory costs.

     The company is party to a license agreement with Columbia University. Under the terms of this agreement, the company received a worldwide nonexclusive license under a patent issued in January 1991, which patent expires in 2008. The company is committed under this agreement to pay royalties on future net sales of products employing the technology or falling under claims of the patents covered by this agreement.

     Synaptic has a separation agreement with its President and Chief Executive Officer that provides for severance payments of up to two years of base salary upon appointment of a successor. Such payment is being accrued over the term of the agreement. Additionally, upon the appointment of a successor, termination without cause or fulfillment of the term of the agreement, the agreement calls for immediate vesting of any unvested stock options then held by this executive, except that upon termination without cause prior to the appointment of a successor, an option to acquire 150,000 shares awarded in connection with entering into the agreement will only vest as to 50% of such shares.

     At December 31, 2001, the company had entered into agreements with its Vice President for Research and its Vice President of Business Development that provide for severance payments in amounts equal to 50% of annual base salary upon the occurrence of certain events, including early termination and termination upon a change in control, as defined. In addition to severance payments, under certain circumstances, the agreement calls for immediate vesting of any unvested stock options.

Note 9 -- Employee Benefit Plans

     The company established a defined contribution employee retirement plan (the "Plan") effective January 1, 1990, conforming to Section 401(k) of the Internal Revenue Code ("IRC"). All eligible employees with six months service may elect to have a portion of their salary deducted and contributed to the Plan up to the maximum allowable limitations of the IRC. Synaptic matches 50% of each participant's contribution up to the first 5% of annual compensation (as defined) with a maximum employer contribution of 2.5% of a participant's compensation. The company's matching portion, which amounted to approximately $110,000, $117,000 and $133,000 for the years ended December 31, 2001, 2000 and
1999, respectively, vests over a six-year period.

     The company currently provides medical, dental, long-term disability and life insurance benefits for its full-time employees. The company does not presently provide any post-retirement health benefits.

Note 10 - Quarterly Data (Unaudited)

     The following tables present selected unaudited information relating to the results of operations of the company for the past eight quarters.

                  (in thousands, except per share information)

                                      2001

                              1st        2nd       3rd        4th        Year
--------------------------------------------------------------------------------

Total revenues             $  370    $   373    $  374    $  290    $  1,407

Total expenses              5,803      5,844     6,282     7,681      25,610

Net loss applicable to
 common stockholders       (4,880)    (4,992)   (9,791)   (6,455)    (26,118)
--------------------------------------------------------------------------------
Basic and diluted
 net loss per share
 applicable to
 common stockholders       $ (.45)   $  (.46)   $ (.89)   $ (.59)   $  (2.39)
--------------------------------------------------------------------------------


                                      2000

--------------------------------------------------------------------------------

Total revenues             $  214    $   354    $2,903    $  365    $  3,836

Total expenses              4,503      5,014     5,306     5,389      20,212

Net loss applicable to
 common stockholders       (3,704)    (4,094)   (1,998)   (4,063)    (13,859)
--------------------------------------------------------------------------------
Basic and diluted
 net loss per share
 applicable to
 common stockholders       $ (.34)   $  (.38)   $ (.18)   $ (.37)   $  (1.28)
--------------------------------------------------------------------------------








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

         (3)      Exhibits


Exhibit No.              Description
-----------              -------------------------------------------------------

         3.1(a) Amended and Restated Certificate of Incorporation of the Company, filed December 19, 1995 (incorporated by reference to Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, File Number 0-27324)
         3.1(b) Certificate of Designations of Series A Junior Participating Preferred Stock filed December 19, 1995 (incorporated by reference to Exhibit 3.1(b) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, File Number 0-27324)
         3.1(c) Certificate of Amendment of the Amended and Restated Certificate of
                         Incorporation of the Company, filed June 5, 1996 (incorporated by reference to Exhibit 3.1(c) to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, File Number 0-27324)
         3.1(d) Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock of Synaptic Pharmaceutical Corporation dated as of August 3, 2001 (incorporated by reference to Exhibit
                         3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 6, 2001, File No. 000-27324)
         3.2 Amended and Restated By-Laws of the Company, filed herewith
         4.1 Specimen of Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
         4.2(a) Rights Agreement, dated as of December 11, 1995, between the Company and Mellon Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit
                         4.2 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1995, File Number 0-27324)

         4.2(b) First Amendment to Rights Agreement, dated as of October 19, 2001, between the Company and Chase Mellon Shareholder Services, as Rights Agent (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-3 filed with the Commission on February 13, 2002, File Number 333-71026)
         *10.1 Research, Option and License Agreement dated as of January 25, 1991, between the Company and Eli Lilly and Company, as amended by Addendum dated as of January 1, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
         10.2 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1,as amended (File Number 33-98366), which became effective on December 13, 1995)
         10.3 Form of Restricted Stock Purchase Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
         10.4 Form of Incentive Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
         10.5 Form of Nonqualified Stock Option Agreement under the 1988 Amended and Restated Incentive Plan of the Company (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
         10.6 License Agreement dated June 3, 1991, between the Company and the Trustees of Columbia University in the City of New York (incorporated by reference to Exhibit
                         10.16 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
         10.7 Employment Agreement dated as of April 6, 1995, between the Company and Richard L. Weinshank (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
         10.8 Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)

         10.9 1996 Incentive Plan of the Company, as amended and restated on September 26, 2001 (incorporated by reference to Annex C to the Company's Proxy Statement filed on August 17, 2001, with respect to the Special Meeting of Stockholders held on September 26, 2001, File Number 000-27324)
         10.10 Incentive Stock Option Agreement dated October 1, 1993, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, as amended (File Number 33-98366), which became effective on December 13, 1995)
         10.11 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
         10.12 Incentive Stock Option Agreement dated as of March 21, 1996, between the Company and Robert L. Spence (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
         10.13 Nonqualified Stock Option Agreement dated as of March 21, 1996, between the Company and Richard L. Weinshank (incorporated by reference to Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
         10.14 Form of Incentive Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to Exhibit
                         10.29 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
         10.15 Form of Nonqualified Stock Option Agreement under the 1996 Incentive Plan (incorporated by reference to
                         Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1996, Commission File Number 0-27324)
         10.16 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
         10.17 Form of Stock Option Agreement under the 1996 Nonemployee Director Stock Option Plan of the Company (incorporated by reference to Exhibit A attached to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996, Commission File Number 0-27324)
         *10.18 Addendum No. 2 to Research, Option and License Agreement dated as of October 31, 1996, between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)

         10.19 Incentive Stock Option Agreement dated as of December 13, 1996, between the Company and Kathleen P. Mullinix (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
         10.20 Form of Incentive Stock Option Agreement dated as of December 13, 1996, entered into between the Company and each of Robert L. Spence and Richard L. Weinshank (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1996, Commission File No. 0-27324)
         10.21 Executive Employment Agreement effective as of October 1, 1997, between the Company and Dr. Kathleen P. Mullinix (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
         10.22 Lease Agreement dated November 19, 1997, between the Company and ARE-215 College Road, LLC (assignee of Century Associates), which became effective January 1, 1998 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
         10.23 Amended and Restated Employment Agreement dated as of January 1, 1998, between the Company and Robert L. Spence (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
         *10.24 Cooperation Agreement dated as of January 12, 1998, between the Company and Grunenthal GmbH (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
         *10.25 Option and License Agreement dated as of March 2, 1998, between the Company and Glaxo Group Limited (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1997, Commission File No. 0-27324)
         10.26 Employment Agreement dated as of April 1, 1998, between the Company and Theresa A. Branchek (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended March 31, 1998, Commission File Number 0-27324)
         10.27 Incentive Stock Option Agreement dated as of May 12, 1998, between the Company and Theresa A. Branchek (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, Commission File Number 0-27324)
         10.28 Nonqualified Stock Option Agreement dated as of May 12, 1998, between the Company and Theresa A. Branchek (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1998, Commission File Number 0-27324)

         10.29           Amendment No. 1 to Cooperation Agreement between the
                         Company and Grunenthal GmbH (incorporated by reference
                         to Exhibit 10.1 to the Company's Quarterly  Report on
                         Form 10-Q filed for the quarter ended September 30,
                         1998, Commission File Number 0-27324)
         10.33           First Amendment to Lease dated as of November 25, 1998,
                         between ARE-215 College Road, LLC, and the Company
                         (incorporated by reference to Exhibit 10.45 to the
                         Company's Annual Report on Form 10-K filed for the
                         fiscal year ended December 31, 1998, Commission File
                         No. 0-27324)
         10.31           Addendum No. 3 to Research, Option and License
                         Agreement effective as of January 1, 1999, between the
                         Company and Eli Lilly and Company (incorporated by
                         reference to Exhibit 10.47 to the Company's Annual
                         Report on Form 10-K filed for the fiscal year ended
                         December 31, 1998, Commission File No.
                         0-27324)
         10.32           Stock Purchase Agreement dated as of August 2, 2001,
                         between the Company and each of the purchasers named in
                         Exhibit A of such Agreement (incorporated by reference
                         to Exhibit 10.1 to the Company's Current Report on Form
                         8K filed with the Commission on August 6, 2001, File
                         No. 000-27324)
         10.33           Separation Agreement, dated as of November 26, 2001,
                         between the Company and Dr. Kathleen P.  Mullinix,
                         filed herewith
         10.34           Nonqualified Stock Option Agreement, dated as of
                         November 26, 2001, between the Company and Dr. Kathleen
                         P.  Mullinix, filed herewith
         23.1            Consent of Independent Auditors, Ernst & Young LLP,
                         filed herewith
         24              Powers of Attorney, filed herewith


     * Portions of this Exhibit have been redacted and confidential treatment thereof has been granted by the Securities and Exchange Commission. An unredacted copy of this exhibit as been submitted on a confidential basis to the Commission.

(b)      Reports on Form 8-K

     On November 27, 2001, we filed a Current Report on Form 8-K stating that we had issued a press release announcing the implementation of a CEO succession plan.

Supplemental Information

     We will furnish copies of our Proxy Statement and copies of the forms of proxy to be used at our annual meeting of stockholders to be held on May 9, 2002, to the Securities and Exchange Commission at the time we distribute them to our stockholders.

     Prozac(R) and Actos(R) are registered trademarks of Eli Lilly & Company. Paxil(R) and Avandia(R) are registered trademarks of Glaxo SmithKline. Zoloft(R) is a registered trademark of Pfizer. Celexa(R)is the registered trademark of Forest Pharmaceuticals. Meridia(R) is a registered trademark of Abbott Laboratories. Rezulin(R) is a registered trademark of Warner Lambert. Prandin(R) is a registered trademark of Novo Nordisk. Glucophage(R) is a registered trademark of Bristol-Myers Squibb. Precose(R) is a registered trademark of Bayer Corporation. All other brand names or trademarks appearing in this report are the property of their respective owners.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SYNAPTIC PHARMACEUTICAL CORPORATION

Date: March 18, 2002              By: /s/ Kathleen P. Mullinix
                                      ----------------------------------------
                                  Name:  Kathleen P.  Mullinix
                                  Title:  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



    Signature                   Title                                  Date
---------------------------     --------------------------------  --------------

/s/ Kathleen P. Mullinix        President and
---------------------------       Chief Executive Officer         March 18, 2002
Kathleen P. Mullinix, Ph.D.


/s/ Edmund M. Caviasco            Controller
---------------------------        (Principal Accounting Officer) March 18, 2002
Edmund M. Caviasco

         *                      Director                          March 18, 2002
---------------------------
Stewart J. Hen


         *                      Director                          March 18, 2002
---------------------------
Zola P. Horovitz, Ph.D.


         *                      Director                          March 18, 2002
---------------------------
Jonathan S. Leff


         *                      Director                          March 18, 2002
---------------------------
John E. Lyons


         *                      Director                          March 18, 2002
---------------------------
Patrick J. McDonald


         *                      Director                          March 18, 2002
---------------------------
Alison Taunton-Rigby, Ph.D.


         *                      Director                          March 18, 2002
---------------------------
Robert L. Zerbe, Ph.D.




* By:   /s/ Kathleen P. Mullinix
        -------------------------------
      Name: Kathleen P. Mullinix, Ph.D.
      Title:   Attorney-in-Fact