Form 10-K/A
period 2001-12-31
SYNAPTIC PHARMACEUTICAL CORP
filed 2002-04-01
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A
Mark One:

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

                                    Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Report on Form 10-K for the fiscal year ended December 31, 2001. [ ]

     The approximate aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant was approximately $40,300,000 as of February 15, 2002, based upon the closing price of the Common Stock as reported on The Nasdaq Stock Market on such date. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

     As of February 15, 2002, there were 10,969,990 shares of the registrant's Common Stock outstanding.

                                EXPLANATORY NOTE

     This Form 10-K/A is being filed solely for the purpose of including Exhibit
3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


















                                      (i)

                       SYNAPTIC PHARMACEUTICAL CORPORATION
     INDEX TO REPORT ON FORM 10-K/A FOR FISCAL YEAR ENDED DECEMBER 31, 2001



                                     Part IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K..............................................1

















                                      (ii)

                                    Part IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      (1)      Financial Statements

     Reference is made to the Index to Financial Statements under Item 8, Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         (2)      Financial Statement Schedules

     The Financial Statement Schedules have been intentionally omitted either because they are not required or because the information has been included in the notes to the Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

         (3)      Exhibits


Exhibit No.              Description
-----------              -------------------------------------------------------

         3.2 Amended and Restated By-Laws of the Company, filed herewith




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

                                   SYNAPTIC PHARMACEUTICAL CORPORATION

Date: April 1, 2002               By: /s/ Kathleen P. Mullinix
                                      ----------------------------------------
                                  Name:  Kathleen P.  Mullinix
                                  Title:  President and Chief Executive Officer

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