Form 10-Q
period 2002-03-31
SYNAPTIC PHARMACEUTICAL CORP
filed 2002-05-13
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         Mark One:

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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


                                    Yes X No


     As of May 1, 2002, there were 10,974,990 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

          INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                 MARCH 31, 2002



                          PART I. FINANCIAL INFORMATION

                                                                           Page
Item  1.     Financial Statements (unaudited):

             Balance Sheets at March 31, 2002 and December 31, 2001.......  1

             Statements of Operations and Comprehensive Income (Loss)
               for the three months ended March 31, 2002 and 2001.........  2

             Statements of Cash Flows for the three months ended
               March 31, 2002 and 2001....................................  3

             Notes to Financial Statements................................  4

Item  2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   5

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..   10



                      PART II. OTHER INFORMATION


Item  1.     Legal Proceedings...........................................   11

Item 6.      Exhibits and Reports on Form 8-K............................   12



             Signatures..................................................   13








                                       (i)

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                                  March 31,         December 31,
Assets                                               2002               2001
--------------------------------------------------------------------------------
                                                  (Unaudited)         (Audited)
Current assets:
Cash and cash equivalents                         $ 37,740             $ 45,552
Marketable securities--current maturities            4,057                2,553
Deferred tax assets                                      -                  256
Other current assets                                 1,049                  431
--------------------------------------------------------------------------------
Total current assets                                42,846               48,792
Property and equipment, net                          4,280                4,268
Marketable securities                                    -                1,545
Other assets                                           223                  228
--------------------------------------------------------------------------------
                                                  $ 47,349             $ 54,833
================================================================================

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
Accounts payable                                   $ 1,052              $ 1,441
Accrued liabilities                                  1,123                1,104
Accrued compensation                                   383                  550
Deferred revenue                                       987                  107
--------------------------------------------------------------------------------
Total current liabilities                            3,545                3,202

Deferred rent obligation                               915                  845

Series B senior redeemable convertible preferred
 stock; authorized, issued and outstanding--11,056
 shares, liquidation preference--$11,056            10,223               10,206
Series C senior redeemable convertible preferred
 stock; authorized, issued and outstanding--29,944
 shares in, liquidation preference--$29,944         27,662               27,613

Stockholders' equity:
Series A preferred stock, $.01 par value;
 authorized--1,000,000 shares                            -                    -
Common Stock, $.01 par value;
 authorized--25,000,000 shares issued and
 outstanding--10,974,990 shares in 2002 and
 10,953,353 shares in 2001                             110                  109
Additional paid-in capital                          99,412               99,376
Accumulated other comprehensive
 income--net unrealized gains on securities             49                   87
Accumulated deficit                                (94,567)             (86,605)
--------------------------------------------------------------------------------
Total stockholders' equity                           5,004               12,967
--------------------------------------------------------------------------------
                                                  $ 47,349             $ 54,833
================================================================================



                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

             (in thousands, except share and per share information)
                                   (Unaudited)



For the three months ended March 31, 2002 and 2001

                                                        2002              2001
-------------------------------------------------------------------------------
Revenues:
Contract revenue                                       $ 293             $ 287
License revenue                                            -                83
-------------------------------------------------------------------------------
Total revenues                                           293               370

Expenses:
Research and development                               6,433             4,013
General and administrative                             2,212             1,790
-------------------------------------------------------------------------------
Total expenses                                         8,645             5,803
-------------------------------------------------------------------------------
Loss from operations                                  (8,352)           (5,433)

Other income, net:
Interest income                                          212               422
Other                                                    120               131
-------------------------------------------------------------------------------
Other income, net                                        332               553
-------------------------------------------------------------------------------
Net loss before benefit from income taxes             (8,020)           (4,880)
Income tax benefit                                        58                 -
-------------------------------------------------------------------------------
Net loss                                              (7,962)           (4,880)
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock                 (66)                -
-------------------------------------------------------------------------------
Net loss applicable to common stockholders          $ (8,028)         $ (4,880)
===============================================================================

Comprehensive loss:

Net loss                                            $ (7,962)         $ (4,880)
Unrealized (losses) gains arising during period          (38)              329
-------------------------------------------------------------------------------
Comprehensive loss                                  $ (8,000)         $ (4,551)
===============================================================================

Basic and diluted net loss per share
applicable to common stockholders                    $ (0.73)          $ (0.45)
===============================================================================

Shares used in computation of net loss per share
applicable to common stockholders                 10,966,897        10,937,713
===============================================================================





                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


For the three months ended March 31, 2002 and 2001

                                                          2002            2001
-------------------------------------------------------------------------------
Operating activities:
Net loss                                              $ (7,962)       $ (4,880)
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
  Depreciation and patent amortization                     275             346
  Amortization of premiums on securities                     3             107
  Deferred rent, net                                        75               -
Changes in operating assets and liabilties:
  Increase in other current assets                        (362)           (283)
    (Decrease) increase in accounts payable,
    accrued liabilities and accrued compensation          (535)            169
  Increase in deferred revenue                             880             790
-------------------------------------------------------------------------------
Net cash (used in) operating activities                 (7,626)         (3,751)

Investing activities:
  Proceeds from sale or maturity of investments              -           6,090
  Purchases of property and equipment                     (287)           (246)
-------------------------------------------------------------------------------
Net cash provided by investing activities                 (287)          5,844

Financing activities:
  Issuance of common stock                                 101              13
-------------------------------------------------------------------------------
Net cash provided by financing activities                  101              13
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (7,812)          2,106
Cash and cash equivalents at beginning of period        45,552           2,037
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 37,740         $ 4,143
===============================================================================












                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002


     Note 1 -- Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2001, and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended March 31, 2002, are not necessarily indicative of the results of operations to be expected for the full year.

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

     During 2001, the company recorded an adjustment to net loss applicable to common stockholders of $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Preferred Stock. This amount was determined based upon the excess of the fair value of the company's common stock into which the Series B Preferred Stock was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." For the three-month period ended March 31, 2002, the company recorded an adjustment to net loss applicable to common stockholders of approximately $66,000 representing the accretion of the Series B Preferred Stock and Series C Preferred Stock to their respective redemption values.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Synaptic is a drug discovery company using G protein-coupled receptors as the basis for developing new drugs for the treatment of a variety of human disorders.

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

     To date, our expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting our technologies. Historically, we have not been profitable, and at March 31, 2002 we had an accumulated deficit of $94,567,000. We incurred net losses applicable to common stockholders of $26,118,000, $13,859,000 and $15,121,000 for the fiscal years ended 2001, 2000 and 1999, respectively. We expect to continue to incur operating losses for a number of years, and we will not become profitable unless and until we receive royalty revenue or revenue from sales of drugs developed with the use of our technology or patent rights.

Critical Accounting Policies

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

        Revenue

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

Research and Development

     We perform research for ourselves and for our current collaborators, Kissei and Grunenthal. As this research progresses, we designate some projects for preclinical and clinical development. Until a lead compound is chosen for development, all costs associated with that compound are considered to be research expense. Costs incurred during the research phase are not separately identifiable by project. At this preliminary or investigational stage, research is performed within a broad family of receptors with the objective of identifying lead compounds. Once a lead compound enters the preclinical development stage, costs are accumulated for each project associated with that compound. Currently, the only project for which a lead compound has been chosen is the company's depression program. The lead compound in this program was selected during the second quarter of 2000. Costs incurred on the depression program for the three-month and inception-to-date periods ended March 31, 2002 approximated $1,744,000 and $4,294,000, respectively. Total research costs for the three-month period ended March 31, 2002 amounted to $6,433,000.

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

Net Loss Applicable to Common Stockholders

     During the third quarter of 2001, we sold shares of two series of senior redeemable convertible preferred stock the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, in a private equity placement. In connection with these issuances, we recorded an adjustment to net loss applicable to common stockholders for the year ended December 31, 2001 of approximately $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Convertible Preferred Stock. This amount was determined based upon the excess of the fair value of the company's common stock into which the Series B Convertible Preferred Stock was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." For the three-month period ended March 31, 2002, we recorded an adjustment to net loss applicable to common stockholders of approximately $66,000 representing the accretion of the Series B and Series C Convertible Preferred Stock to their respective redemption values.


Results of Operations

Comparison of the Three Months Ended March 31, 2002 and 2001

     Revenues. We recognized revenue of $293,000 and $370,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in revenue of $77,000 resulted resulted primarily from a decrease in license revenue recorded under on of our collaborative agreements.

     Research and Development Expenses. We incurred research and development expenses of $6,433,000, and $4,013,000 for the three months ended March 31, 2002 and 2001, respectively. The increase of $2,420,000, or 60%, was attributable primarily to increases in clinical and preclinical testing costs and research salaries resulting from a net increase in headcount.

     General and Administrative Expenses. We incurred general and administrative expenses of $2,212,000 and $1,790,000 for the three months ended March 31, 2002 and 2001, respectively. The increase of $422,000, or 24%, was attributable primarily to increases in patent expenses and accrued severance costs in accordance with the terms of the separation agreement entered into with our president and chief executive officer.

     Other Income, Net. We recorded other income of $332,000 and $553,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease of $221,000 was primarily due a decrease in interest income related to lower cash, cash equivalent and marketable securities balances during 2002 as a result of the utilization of these resources to fund the Company's operations and an overall reduction in interest rates.

     Income tax benefit. During the quarter ended March 31, 2002, we recorded a $58,000 income tax benefit related to the sale of a portion of our New Jersey state net operating loss carryforwards.

     Net loss applicable to common stockholders. Our net loss applicable to common stockholders was $8,028,000 ($0.73 per share), and $4,880,000 ($0.45 per share) for the three months ended March 31, 2002 and 2001, respectively. The increase in net loss per share of $0.28 resulted primarily from higher expenses and lower revenues and other income during the first quarter of 2002 as described above.

     Operating Trends. Our revenues may vary from period to period depending on numerous factors, including the timing of revenue earned under license agreements and revenue that may be earned under future collaborative and/or license agreements. During 2001 and for the three month period ended March 31, 2002, we recognized revenue under our research and licensing agreement with Kissei Pharmaceutical Co., Ltd. and will continue to recognize additional revenues under this agreement during the remainder of 2002. Under the terms of some of our license agreements, revenues may be recognized if specified milestones are achieved. We continue to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements. We continue to monitor our spending level in order to ensure that we have enough cash to last at least through the second quarter of 2003.

     Since late 2000, we have been pursuing a new business strategy of increasing our internal drug development efforts. This new strategy requires us to hire additional employees with drug development expertise and to incur additional preclinical expenses as well as expenses associated with clinical trials.

     Legal expenses are expected to continue to be a significant expense as a result of a suit filed by the company. See "Legal Proceedings" in PART II, Item 1.

     Other income, net is expected to decrease during 2002 because of less favorable short-term interest rates. This decrease will, however, be somewhat mitigated by an increase in rental income that we expect to recognize under our existing sublease agreements.

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

     At March 31, 2002, we held marketable securities with an estimated fair value of $4,057,000. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of the marketable securities we hold are classified as available-for-sale securities. The following table provides information about marketable securities that we held at March 31, 2002:

          Principal Amount and Weighted Average Stated Rate by    Estimated Fair
                           Expected Maturity                         Value
-------------------------------------------------------------      ------------
            (000's)         2002        2003          Total            (000's)
------------------------ ----------- ------------ -----------      ------------
Principal                $2,500      $1,500       $4,000               $4,057
Weighted Average
 Stated Rates             6.50%       6.20%        6.39%                  --
------------------------ ----------- ------------ -----------      ------------

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

Liquidity and Capital Resources

     At March 31, 2002 and December 31, 2001, cash, cash equivalents and marketable securities aggregated $41,797,000 and $49,650,000, respectively. This decrease was primarily the result of the utilization of these resources to fund our operations. We intend to utilize our cash primarily for research, preclinical and clinical development costs, for patent related expenditures, for general corporate purposes, for leasehold improvements to our facilities and for the purchase of property and equipment. We expect to continue to incur operating losses for a number of years. We believe that cash, cash equivalents and marketable securities on hand, and cash that we expect to receive through existing license arrangements and interest payments on investments, will be sufficient to fund operations, as well as to support our share of certain development costs under the Grunenthal Agreement, if any, at least through the second quarter of 2003.

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

     The suits seek injunctions against the infringing activities of Euroscreen and Panlabs, damages, the destruction of data obtained by the infringement of patents and other relief.

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

         None

(b)      Reports on Form 8-K

         None
















--------------------
Safe Harbor Statement

     This Report on Form 10-Q contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, those relating to future cash and spending plans, amounts of future research funding, and any other statements regarding future growth, future cash needs, future operations, business plans and financial results, and any other statements which are not historical facts. When used in this document, the words "expects," "may," "believes," and similar expressions are intended to be among the words that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties detailed in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K"), including in Item 1 of the 2001 Form 10-K under the captions "Patents, Proprietary Technology and Trade Secrets," "Competition" and "Government Regulation" as well as in the section entitled "Risk Factors" or detailed from time to time in filings the company makes with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Although the company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, it can give no assurance that such expectations will prove to be correct.

                                 SIGNATURE PAGE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNAPTIC PHARMACEUTICAL CORPORATION

Date: May 13, 2002            By:   /s/ Kathleen P. Mullinix
                                    ---------------------------------
                              Name: Kathleen P. Mullinix
                              Title: President and Chief Executive Officer



                              By:   /s/ Edmund M. Caviasco
                                    ---------------------------------
                              Name: Edmund M. Caviasco
                              Title: Controller (Principal Accounting Officer)