Form 10-Q
period 2002-06-30
SYNAPTIC PHARMACEUTICAL CORP
filed 2002-08-14
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         Mark One:

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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


                                    Yes X No


     As of August 1, 2002, there were 10,977,790 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

          INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                                  JUNE 30, 2002



                          PART I. FINANCIAL INFORMATION

                                                                         Page
Item  1.  Financial Statements (unaudited):

              Balance Sheets at June 30, 2002 and December 31, 2001....... 1

              Statements of Operations and Comprehensive Income
              (Loss) for the three months ended June 30, 2002 and
              2001 and for the six months ended June 30, 2002 and 2001.... 2

              Statements of Cash Flows for the six months ended
              June 30, 2002 and 2001...................................... 3

              Notes to Financial Statements............................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................... 6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..... 13



                        PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.............................................. 14

Item 4.   Submission of Matters to a Vote of Security Holders............ 15

Item 6.   Exhibits and Reports on Form 8-K............................... 16



          Signatures..................................................... 17






                                    (i)

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)




                                                        June 30,   December 31,
Assets                                                    2002         2001
-------------------------------------------------------------------------------
                                                       (Unaudited)  (Audited)
Current assets:

Cash and cash equivalents                               $ 30,495      $ 45,552
Marketable securities--current maturities                  4,043         2,553
License fee receivable                                     1,688             -
Deferred tax assets                                            -           256
Other current assets                                       1,018           431
-------------------------------------------------------------------------------
Total current assets                                      37,244        48,792

Property and equipment, net                                4,376         4,268
Marketable securities                                          -         1,545
Other assets                                                 219           228
-------------------------------------------------------------------------------
                                                        $ 41,839      $ 54,833
===============================================================================

Liabilities, Redeemable Convertible Preferred Stock
 and Stockholders' (Deficit) Equity
-------------------------------------------------------------------------------
Current liabilities:

Accounts payable                                         $ 1,523       $ 1,441
Accrued liabilities                                        1,225         1,104
Accrued compensation                                         542           550
Deferred revenue                                           1,111           107
-------------------------------------------------------------------------------
Total current liabilities                                  4,401         3,202

Deferred rent obligation                                     985           845

Series B senior redeemable convertible preferred
 stock; authorized, issued and outstanding--11,056 sha
 liquidation preference--$11,056                          10,241        10,206
Series C senior redeemable convertible preferred
 stock; authorized, issued and outstanding--29,944 sha
 liquidation preference--$29,944                          27,711        27,613

Stockholders' (deficit) equity:

Series A preferred stock, $.01 par value;
 authorized--1,000,000 shares                                  -             -
Common Stock, $.01 par value; authorized--25,000,000
 shares issued and outstanding--10,975,990 shares in
 2002 and 10,953,353 shares in 2001                          110           109
Additional paid-in capital                                99,454        99,376
Accumulated other comprehensive income--net unrealized        40            87
      gains on securities
Accumulated deficit                                     (101,103)      (86,605)
-------------------------------------------------------------------------------
Total stockholders' (deficit) equity                      (1,499)       12,967
-------------------------------------------------------------------------------
                                                        $ 41,839      $ 54,833
===============================================================================

                       See notes to financial statements.
                                        1

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

             (in thousands, except share and per share information)
                                   (Unaudited)



                               For the three months       For the six months
                                  ended June 30,            ended June 30,
                                 2002         2001         2002         2001
--------------------------------------------------------------------------------
Revenues:
 Contract revenue              $   293      $   290      $   586      $   577
 License revenue                 1,771           83        1,771          166
--------------------------------------------------------------------------------
  Total revenues                 2,064          373        2,357          743

Expenses:
 Research and development        6,802        4,087       13,235        8,100
 General and administrative      2,164        1,757        4,376        3,547
--------------------------------------------------------------------------------
  Total expenses                 8,966        5,844       17,611       11,647
--------------------------------------------------------------------------------
Loss from operations            (6,902)      (5,471)     (15,254)     (10,904)

Other income, net:
 Interest income                   245          356          457          778
 Other                             121          123          241          254
--------------------------------------------------------------------------------
  Other income, net                366          479          698        1,032
--------------------------------------------------------------------------------
Net loss before benefit
  from income taxes             (6,536)      (4,992)     (14,556)      (9,872)
Income tax benefit                   -            -           58            -
--------------------------------------------------------------------------------
Net loss                        (6,536)      (4,992)     (14,498)      (9,872)
Accretion to redemption
 value of mandatorily redeemable
 convertible preferred stock       (67)           -         (133)           -
--------------------------------------------------------------------------------
Net loss applicable to
 common stockholders           $(6,603)     $(4,992)    $(14,631)     $(9,872)
================================================================================

Comprehensive loss:

Net loss                       $(6,536)     $(4,992)    $(14,498)     $(9,872)

Unrealized (losses) gains
 arising during period              (9)         (70)         (47)         259
--------------------------------------------------------------------------------
Comprehensive loss             $(6,545)     $(5,062)    $(14,545)     $(9,613)
================================================================================

Basic and diluted net loss
 per share                      $(0.60)      $(0.46)      $(1.33)      $(0.90)
================================================================================

Shares used in computation
 of net loss per share      10,975,408   10,938,949    10,971,170   10,938,331
================================================================================

                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


For the six months ended June 30, 2002 and 2001

                                                          2002            2001
--------------------------------------------------------------------------------
Operating activities:
Net loss                                              $ (14,498)      $ (9,872)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
 Depreciation                                                560           693
 Amortization of premiums on securities                        8           201
 Deferred rent, net                                          149            50
 Non-cash stock compensation                                 105             -
Changes in operating assets and liabilties:
 Increase in license fee receivable                       (1,688)            -
 Increase in other current assets                           (331)          (41)
 Increase in accounts payable,
  accrued liabilities and accrued compensation                195          696
 Increase in deferred revenue                              1,004           417
--------------------------------------------------------------------------------
Net cash (used in) operating activities                 (14,496)        (7,856)

Investing activities:
 Purchases of property and equipment                        (668)         (318)
 Proceeds from sale or maturity of investments                 -        18,090
 Purchase of investments                                       -        (2,000)
 Proceeds from sale of equipment                               -            16
--------------------------------------------------------------------------------
Net cash (used in) provided by investing activities        (668)        15,788

Financing activities:
 Issuance of common stock                                    107            21
--------------------------------------------------------------------------------
Net cash provided by financing activities                   107             21
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (15,057)         7,953
Cash and cash equivalents at beginning of period         45,552          2,037
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $ 30,495        $ 9,990
================================================================================










                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002


    Note 1 -- Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with accounting principles generally accepted in the United States. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2001, and notes thereto included in the company's 2001 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended June 30, 2002, are not necessarily indicative of the results of operations to be expected for the full year.


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

     During 2001, the company recorded an adjustment to net loss applicable to common stockholders of $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Preferred Stock. This amount was determined based upon the excess of the fair value of the company's common stock into which the Series B Preferred Stock was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." For the six-month period ended June 30, 2002, the company recorded an adjustment to net loss applicable to common stockholders of approximately $133,000 representing the accretion of the Series B Preferred Stock and Series C Preferred Stock to their respective redemption values.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations

Overview
--------

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

     To date, our expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting our technologies. Historically, we have not been profitable, and at June 30, 2002 we had an accumulated deficit of $101,103,000. We incurred net losses applicable to common stockholders of $26,118,000, $13,859,000 and $15,121,000 for the fiscal years ended 2001, 2000 and 1999, respectively. We expect to continue to incur operating losses for a number of years, and we will not become profitable unless and until we receive royalty revenue or revenue from sales of drugs developed with the use of our technology or patent rights.

Critical Accounting Policies
----------------------------

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

Research and Development
------------------------

     We perform research for ourselves and for our current collaborators, Kissei and Grunenthal. As this research progresses, we designate some projects for preclinical and clinical development. Until a lead compound is chosen for development, all costs associated with that compound are considered to be research expense. Costs incurred during the research phase are not separately identifiable by project. At this preliminary or investigational stage, research is performed within a broad family of receptors with the objective of identifying lead compounds. Once a lead compound enters the preclinical development stage, costs are accumulated for each project associated with that compound. Currently, the only project for which a lead compound has been chosen is the company's depression program. The lead compound in this program was selected during the second quarter of 2000. Costs incurred on the depression program for the six-month and inception-to-date periods ended June 30, 2002 approximated $4,009,000 and $6,559,000, respectively. Total research costs for the six-month period ended June 30, 2002 amounted to $13,235,000.

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

Net Loss Applicable to Common Stockholders
------------------------------------------

     During the third quarter of 2001, we sold shares of two series of senior redeemable convertible preferred stock the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, in a private equity placement. In connection with these issuances, we recorded an adjustment to net loss applicable to common stockholders for the year ended December 31, 2001 of approximately $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Convertible Preferred Stock. This amount was determined based upon the excess of the fair value of the company's common stock into which the Series B Convertible Preferred Stock was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." For the six-month period ended June 30, 2002, we recorded an adjustment to net loss applicable to common stockholders of approximately $133,000 representing the accretion of the Series B and Series C Convertible Preferred Stock to their respective redemption values.

Results of Operations
---------------------

Comparison of the Three Months Ended June 30, 2002 and 2001

     Revenues. We recognized revenue of $2,064,000 and $373,000 for the three months ended June 30, 2002 and 2001, respectively. The increase in revenue of $1,691,000 resulted primarily from an increase in license revenue resulting from the grant of licenses for certain of the company's patent rights to two separate pharmaceutical companies.

     Research and Development Expenses. We incurred research and development expenses of $6,802,000, and $4,087,000 for the three months ended June 30, 2002 and 2001, respectively. The increase of $2,715,000, or 66%, was attributable primarily to increases in: clinical and preclinical testing costs, supplies, and research salaries and fringe benefit expenses resulting from a net increase in headcount.

     General and Administrative Expenses. We incurred general and administrative expenses of $2,164,000 and $1,757,000 for the three months ended June 30, 2002 and 2001, respectively. The increase of $407,000, or 23%, was attributable primarily to increases in patent and legal expenses and accrued severance costs in accordance with the terms of the separation agreement entered into with our president and chief executive officer.

     Other Income, Net. We recorded other income of $366,000 and $479,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease of $113,000 was primarily due a decrease in interest income related to lower cash, cash equivalent and marketable securities balances during 2002 as a result of the utilization of these resources to fund the company's operations and an overall reduction in interest rates.

     Net loss applicable to common stockholders. Our net loss applicable to common stockholders was $6,603,000 ($0.60 per share), and $4,992,000 ($0.46 per share) for the three months ended June 30, 2002 and 2001, respectively. The increase in net loss per share of $0.14 resulted primarily from higher expenses partially offset by higher revenues during the second quarter of 2002 as described above.

Comparison of the Six Months Ended June 30, 2002 and 2001

     Revenues. We recognized revenue of $2,357,000 and $743,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in revenue of $1,614,000 resulted primarily from an increase in license revenue resulting from the grant of licenses for certain patent rights to two separate pharmaceutical companies.

     Research and Development Expenses. We incurred research and development expenses of $13,235,000, and $8,100,000 for the six months ended June 30, 2002 and 2001, respectively. The increase of $5,135,000, or 63%, was attributable primarily to increases in: clinical and preclinical testing costs, supplies, and research salaries and fringe benefit expenses resulting from a net increase in headcount.

     General and Administrative Expenses. We incurred general and administrative expenses of $4,376,000 and $3,547,000 for the six months ended June 30, 2002 and 2001, respectively. The increase of $829,000, or 23%, was attributable primarily to increases in patent expenses, recruiter fees and accrued severance costs in accordance with the terms of the separation agreement entered into with our president and chief executive officer.

     Other Income, Net. We recorded other income of $698,000 and $1,032,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease of $334,000 was primarily due a decrease in interest income related to lower cash, cash equivalent and marketable securities balances during 2002 as a result of the utilization of these resources to fund the company's operations and an overall reduction in interest rates.

     Income tax benefit. During the six months ended June 30, 2002, we recorded a $58,000 income tax benefit related to the sale of a portion of our New Jersey state net operating loss carryforwards.

     Net loss applicable to common stockholders. Our net loss applicable to common stockholders was $14,631,000 ($1.33 per share), and $9,872,000 ($0.90 per share) for the six months ended June 30, 2002 and 2001, respectively. The increase in net loss per share of $0.43 resulted primarily from higher expenses partially offset by higher revenues during the first quarter of 2002 as described above.

     Operating Trends. Our revenues may vary from period to period depending on numerous factors, including the timing of revenue earned under license agreements and revenue that may be earned under future collaborative and/or license agreements. During 2001 and for the six-month period ended June 30, 2002, we recognized revenue under our research and licensing agreement with Kissei Pharmaceutical Co., Ltd. and will continue to recognize additional revenues under this agreement during the remainder of 2002. Also during the second quarter of 2002 we recognized revenue relating to the licensing of certain of the company's patent rights to Procter and Gamble Pharmaceuticals and Ranbaxy Laboratories Limited. Under the terms of some of our license agreements, revenues may be recognized if specified milestones are achieved. We continue to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements. We continue to monitor our spending level in order to ensure that we have enough cash to last at least through the second quarter of 2003.

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

     At June 30, 2002, we held marketable securities with an estimated fair value of $4,043,000. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of the marketable securities we hold are classified as available-for-sale securities. The following table provides information about marketable securities that we held at June 30, 2002:

      Principal Amount and Weighted Average Stated Rate by       Estimated Fair
                       Expected Maturity                              Value
-----------------------------------------------------------    ----------------
(000's)                  2002     2003     Total                    (000's)
----------------------------------------------------------     ----------------
Principal              $2,500    $1,500   $4,000                   $4,043
WeightedAvgStatedRtes   6.50%     6.20%    6.39%                       --
----------------------------------------------------------     ----------------


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

Liquidity and Capital Resources
-------------------------------

     At June 30, 2002 and December 31, 2001, cash, cash equivalents and marketable securities aggregated $34,538,000 and $49,650,000, respectively. This decrease was primarily the result of the utilization of these resources to fund our operations. We intend to utilize our cash primarily for research, preclinical and clinical development costs, for patent related expenditures, for general corporate purposes, for leasehold improvements to our facilities and for the purchase of property and equipment. We expect to continue to incur operating losses for a number of years. We believe that cash, cash equivalents and marketable securities on hand, and cash that we expect to receive through existing license arrangements and interest payments on investments, will be sufficient to fund operations, as well as to support our share of certain development costs under the Grunenthal Agreement, if any, at least through the second quarter of 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 9, 2002, the Company held its annual meeting of stockholders for the following purposes: (i) to elect two Preferred Directors and three Class III Common Directors to the Board of Directors (Proposal No. 1); to amend the Company's 1996 Director Plan in order to increase the number of shares of common stock available for award under such Plan and to increase the amount of each award (Proposal No. 2); and (iii) to ratify the appointment by the Board of Directors of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002 (Proposal No. 3).

     The preferred stockholders elected the persons named below, the Company's nominees for director, as Preferred Directors of the Company, casting votes for such nominees or withholding votes as indicated:

                           VOTES FOR                  VOTES WITHHELD
Stewart J. Hen             7,564,584                        0
Jonathan S. Leff           7,564,584                        0

     The common stockholders elected the persons named below, the Company's nominees for director, as Class III Common Directors of the Company, casting votes for such nominees or withholding votes as indicated:

                          VOTES FOR                  VOTES WITHHELD

Zola P. Horowitz          8,647,077                        12,520
Patrick J. McDonald       8,648,627                        10,970
Kathleen P. Mullinix      8,650,287                         9,310


     The stockholders, voting together as a single class, approved Proposal No. 2 as follows:

VOTES FOR     VOTES AGAINST    VOTES ABSTAINED       BROKER NON-VOTES
14,111,295       2,101,891         10,995                   N/A


     The stockholders, voting together as a single class, approved Proposal No. 3 as follows:

VOTES FOR     VOTES AGAINST    VOTES ABSTAINED       BROKER NON-VOTES
16,178,196       44,402            1,583                   N/A

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

                           SYNAPTIC PHARMACEUTICAL CORPORATION

Date: August 14, 2002      By: /s/ Kathleen P. Mullinix
                               ---------------------------------------
                               Name: Kathleen P. Mullinix
                               Title: President and Chief Executive Officer



                           By: /s/ Edmund M. Caviasco
                               ---------------------------------------
                               Name: Edmund M. Caviasco
                               Title: Controller (Principal Accounting Officer)