Form 10-Q
period 2002-09-30
SYNAPTIC PHARMACEUTICAL CORP
filed 2002-11-14
CIK 884939

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         Mark One:

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

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


                                    Yes X No

     As of November 1, 2002, there were 10,977,790 shares of the registrant's Common Stock outstanding.

                       SYNAPTIC PHARMACEUTICAL CORPORATION

          INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2002


                          PART I. FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item  1. Financial Statements (unaudited):

             Balance Sheets at September 30, 2002 and December 31, 2001...  1

             Statements of Operations and Comprehensive Income (Loss) for
               the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001..........  2

             Statements of Cash Flows for the nine months ended
              September 30, 2002 and 2001.................................  3

             Notes to Financial Statements................................  4

Item  2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 13

Item 4.  Controls and Procedures.......................................... 14


                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 15

Item 6.  Exhibits and Reports on Form 8-K................................. 16



         Signatures....................................................... 17

         Certifications Pursuant to Section 302 of Sarbanes-Oxley
          Act of 2002..................................................... 18

                                      (i)

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                       SYNAPTIC PHARMACEUTICAL CORPORATION
                                 BALANCE SHEETS
                    (in thousands, except share information)


                                                    September 30,   December 31,
Assets                                                    2002         2001
-------------------------------------------------------------------------------
                                                       (Unaudited)  (Audited)
Current assets:

Cash and cash equivalents                               $ 26,234      $ 45,552
Marketable securities--current maturities                  1,529         2,553
Deferred tax assets                                            -           256
Other current assets                                         803           431
-------------------------------------------------------------------------------
Total current assets                                      28,566        48,792

Property and equipment, net                                4,610         4,268
Marketable securities                                          -         1,545
Other assets                                                 214           228
-------------------------------------------------------------------------------
                                                        $ 33,390      $ 54,833
===============================================================================

Liabilities, Redeemable Convertible Preferred Stock
 and Stockholders' (Deficit) Equity
-------------------------------------------------------------------------------
Current liabilities:

Accounts payable                                         $ 1,380       $ 1,441
Accrued liabilities                                        1,462         1,104
Accrued compensation                                         403           550
Deferred revenue                                             734           107
-------------------------------------------------------------------------------
Total current liabilities                                  3,979         3,202

Deferred rent obligation                                   1,056           845

Series B senior redeemable convertible preferred
 stock; authorized, issued and outstanding--11,056 shares
 liquidation preference--$11,056                          10,529        10,206
Series C senior redeemable convertible preferred
 stock; authorized, issued and outstanding--29,944 shares
 liquidation preference--$29,944                          27,761        27,613

Stockholders' (deficit) equity:

Series A preferred stock, $.01 par value;
 authorized--1,000,000 shares                                  -             -
Common Stock, $.01 par value; authorized--25,000,000
 shares issued and outstanding--10,977,790 shares in
 2002 and 10,953,353 shares in 2001                          109           109
Additional paid-in capital                                99,428        99,376
Accumulated other comprehensive income--net unrealized        28            87
      gains on securities
Accumulated deficit                                     (109,230)      (86,605)
-------------------------------------------------------------------------------
Total stockholders' (deficit) equity                      (9,665)       12,967
-------------------------------------------------------------------------------
                                                        $ 33,390      $ 54,833
===============================================================================


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

             (in thousands, except share and per share information)
                                   (Unaudited)


                                For the three months      For the nine months
                                 ended September 30,       ended September 30,
                                 2002         2001         2002         2001
--------------------------------------------------------------------------------
Revenues:
 Contract revenue              $   293      $   290      $   879      $   867
 License revenue                    83           84        1,854          250
--------------------------------------------------------------------------------
  Total revenues                   376          374        2,733        1,117

Expenses:
 Research and development        6,339        4,677       19,574       12,777
 General and administrative      2,446        1,605        6,822        5,152
--------------------------------------------------------------------------------
  Total expenses                 8,785        6,282       26,396       17,929
--------------------------------------------------------------------------------
Loss from operations            (8,409)      (5,908)     (23,663)     (16,812)

Other income, net:
 Interest income                   161          315          618        1,093
 Other                             121          118          362          372
--------------------------------------------------------------------------------
  Other income, net                282          433          980        1,465
--------------------------------------------------------------------------------
Net loss before benefit
  from income taxes             (8,127)      (5,475)     (22,683)     (15,347)
Income tax benefit                   -            -           58            -
--------------------------------------------------------------------------------
Net loss                        (8,127)      (5,475)     (22,625)     (15,347)
Accretion to redemption
 value of mandatorily redeemable
 convertible preferred stock       (68)      (4,316)        (201)      (4,316)
--------------------------------------------------------------------------------
Net loss applicable to
 common stockholders           $(8,195)     $(9,791)    $(22,826)    $(19,663)
================================================================================

Comprehensive loss:

Net loss                       $(8,127)     $(5,475)    $(22,625)    $(15,347)

Unrealized (losses) gains
 arising during period             (13)          75          (60)         334
--------------------------------------------------------------------------------
Comprehensive loss             $(8,140)     $(5,400)    $(22,685)    $(15,013)
================================================================================

Basic and diluted net loss
 per share                      $(0.75)      $(0.89)      $(2.08)     $(1.80)
================================================================================

Shares used in computation
 of net loss per share      10,977,614   10,942,755    10,973,345   10,939,822
================================================================================


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)

For the nine months ended September 30, 2002 and 2001

                                                          2002            2001
--------------------------------------------------------------------------------
Operating activities:
Net loss                                              $ (22,625)      $ (15,347)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
 Depreciation                                                856          1,037
 Amortization of premiums on securities                       10            262
 Deferred rent, net                                          225            125
 Non-cash stock compensation                                 139              -
Changes in operating assets and liabilties:
 Increase in other current assets                           (116)           100
 Increase in accounts payable,
  accrued liabilities and accrued compensation               150          3,324
 Increase in deferred revenue                                624             44
--------------------------------------------------------------------------------
Net cash (used in) operating activities                  (20,734)       (10,455)

Investing activities:
 Proceeds from sale or maturity of investments             2,500         22,240
 Purchases of property and equipment                      (1,198)          (540)
 Purchase of investments                                       -         (2,000)
 Proceeds from sale of equipment                               -             16
--------------------------------------------------------------------------------
Net cash provided by investing activities                  1,302         19,916

Financing activities:
 Issuance of common stock                                    114             38
 Issuance of common stock                                     --         37,745
--------------------------------------------------------------------------------
Net cash provided by financing activities                    114         37,783
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents    (19,318)         47,244
Cash and cash equivalents at beginning of period         45,552           2,037
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $ 26,234        $ 49,281
================================================================================


                       See notes to financial statements.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002


    Note 1 -- Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and may not include all information and footnotes required for a presentation in accordance with accounting principles generally accepted in the United States. In the opinion of the management of Synaptic Pharmaceutical Corporation (the "company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the company for the interim periods presented. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2001, and notes thereto included in the company's 2001 Annual Report on Form 10-K. The results of operations for the fiscal quarter ended September 30, 2002, are not necessarily indicative of the results of operations to be expected for the full year.


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

     During 2001, the company recorded an adjustment to net loss applicable to common stockholders of $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Preferred Stock. This amount was determined based upon the excess of the fair value of the company's common stock into which the Series B Preferred Stock was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." For the nine-month period ended September 30, 2002, the company recorded an adjustment to net loss applicable to common stockholders of approximately $201,000 representing the accretion of the Series B Preferred Stock and Series C Preferred Stock to their respective redemption values.


Note 3 - Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS no. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The company does not anticipate that SFAS 146 will have a material affect on the Company's financial position or results of operations.

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

     To date, our expenditures have been for research and development related expenses, general and administrative related expenses, fixed asset purchases and various patent related expenditures incurred in protecting our technologies. Historically, we have not been profitable, and at September 30, 2002 we had an accumulated deficit of $109,230,000. We incurred net losses applicable to common stockholders of $26,118,000, $13,859,000 and $15,121,000 for the fiscal years ended 2001, 2000 and 1999, respectively. We expect to continue to incur operating losses for a number of years, and we will not become profitable unless and until we receive royalty revenue or revenue from sales of drugs developed with the use of our technology or patent rights.

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

     Revenue derived from the sales of drugs would be recognized if the company markets drugs. The company may develop drugs on its own or in partnership with others. As part of the agreement with Grunenthal, we have development and marketing rights in certain geographic areas with respect to any drugs that are jointly identified under the agreement. Accordingly, we may receive revenue from sales of drugs in our designated geographic areas if we market them independently, or we may receive royalty payments if we license our marketing rights to a third party. To date, we have not received revenue from the sales of drugs. The collaboration with Grunenthal is scheduled to expire on January 11, 2003.

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

Research and Development

     We perform research for ourselves and for our current collaborators, Kissei and Grunenthal. As this research progresses, we designate some projects for preclinical and clinical development. Until a lead compound is chosen for development, all costs associated with that compound are considered to be research expense. Costs incurred during the research phase are not separately identifiable by project. At this preliminary or investigational stage, research is performed within a broad family of receptors with the objective of identifying lead compounds. Once a lead compound enters the preclinical development stage, costs are accumulated for each project associated with that compound. Currently, the only project for which a lead compound has been chosen is the company's depression program. The lead compound in this program was selected during the second quarter of 2000. Costs incurred on the depression program for the nine-month and inception-to-date periods ended September 30, 2002 approximated $5,543,000 and $8,093,000, respectively. Total research costs for the nine-month period ended September 30, 2002 amounted to $19,574,000.

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

Net Loss Applicable to Common Stockholders

     During the third quarter of 2001, we sold shares of two series of senior redeemable convertible preferred stock the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock, in a private equity placement. In connection with these issuances, we recorded an adjustment to net loss applicable to common stockholders for the year ended December 31, 2001 of approximately $4,226,000 relating to the beneficial conversion feature inherent in the issuances of the Series B Convertible Preferred Stock. This amount was determined based upon the excess of the fair value of the company's common stock into which the Series B Convertible Preferred Stock was immediately convertible less the initial conversion price of $4.3358 per share in accordance with Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." For the nine-month period ended September 30, 2002, we recorded an adjustment to net loss applicable to common stockholders of approximately $201,000 representing the accretion of the Series B and Series C Convertible Preferred Stock to their respective redemption values.

Results of Operations

Comparison of the Three Months Ended September 30, 2002 and 2001

     Revenues. We recognized license and contract revenue of $376,000 and $374,000 for the three months ended September 30, 2002 and 2001, respectively.

     Research and Development Expenses. We incurred research and development expenses of $6,339,000, and $4,677,000 for the three months ended September 30, 2002 and 2001, respectively. The increase of $1,662,000, or 36%, was attributable primarily to increases in: clinical and preclinical testing costs associated with the company's depression program; research and development salaries and fringe benefits resulting from a net increase in headcount; and preclinical testing costs associated with moving compounds in other programs towards development.

     General and Administrative Expenses. We incurred general and administrative expenses of $2,446,000 and $1,605,000 for the three months ended September 30, 2002 and 2001, respectively. The increase of $841,000, or 52%, was attributable primarily to increases in: severance costs incurred in complying with the terms of the separation agreement entered into with our president and chief executive officer; costs incurred in attracting a new president and chief executive officer; and an increase in legal expenses as a result of a suit filed by the company (See "Legal Proceedings" in PART II, Item 1).

     Other Income, Net. We recorded other income of $282,000 and $433,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease of $151,000 was primarily due a decrease in interest income related to lower cash, cash equivalent and marketable securities balances during 2002 as a result of the utilization of these resources to fund the company's operations and an overall reduction in interest rates.

     Net loss applicable to common stockholders. Our net loss applicable to common stockholders was $8,195,000 ($0.75 per share), and $9,791,000 ($0.89 per share) for the three months ended September 30, 2002 and 2001, respectively. The decrease in net loss per share of $0.14 resulted primarily from the $4,226,000 adjustment in 2001, described in the section entitled "Net Loss Applicable to Common Stockholders," partially offset by higher expenses during the third quarter of 2002 as described above.

Comparison of the Nine Months Ended September 30, 2002 and 2001

     Revenues. We recognized revenue of $2,733,000 and $1,117,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in revenue of $1,616,000 resulted primarily from an increase in license revenue resulting from the grant of licenses for certain patent rights to two separate pharmaceutical companies.

     Research and Development Expenses. We incurred research and development expenses of $19,574,000, and $12,777,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase of $6,797,000, or 53%, was attributable primarily to increases in: clinical and preclinical testing costs associated with the company's depression program; research and development salaries and fringe benefits resulting from a net increase in headcount; and preclinical testing costs associated with moving compounds in other programs towards development.

     General and Administrative Expenses. We incurred general and administrative expenses of $6,822,000 and $5,152,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase of $1,670,000, or 32%, was attributable primarily to increases in: severance costs associated with the separation agreement entered into with our president and chief executive officer; costs incurred in attracting a new president and chief executive officer; an increase in patent expenses and an increase in legal expenses as a result of a suit filed by the company (See "Legal Proceedings" in PART II, Item
1).

     Other Income, Net. We recorded other income of $980,000 and $1,465,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $485,000 was primarily due a decrease in interest income related to lower cash, cash equivalent and marketable securities balances during 2002 as a result of the utilization of these resources to fund the company's operations and an overall reduction in interest rates.

     Income tax benefit. During the nine months ended September 30, 2002, we recorded a $58,000 income tax benefit related to the sale of a portion of our New Jersey state net operating loss carryforwards.

     Net loss applicable to common stockholders. Our net loss applicable to common stockholders was $22,826,000 ($2.08 per share), and $19,663,000 ($1.80 per share) for the nine months ended September 30, 2002 and 2001, respectively. The increase in net loss per share of $0.28 resulted primarily from higher expenses partially offset by higher revenues during the second quarter of 2002 as described above.

     Operating Trends. Our revenues may vary from period to period depending on numerous factors, including the timing of revenue earned under license agreements and revenue that may be earned under future collaborative and/or license agreements. During 2001 and for the nine-month period ended September 30, 2002, we recognized revenue under our research and licensing agreement with Kissei Pharmaceutical Co., Ltd. and will continue to recognize additional revenues under this agreement during the remainder of 2002. Also during the second quarter of 2002 we recognized revenue relating to the licensing of certain of the company's patent rights to Procter and Gamble Pharmaceuticals and Ranbaxy Laboratories Limited. Under the terms of some of our license agreements, revenues may be recognized if specified milestones are achieved. We continue to monitor our spending level in order to ensure that we have enough cash to last through the second quarter of 2003. We continue to assess the opportunity for obtaining additional funding under new collaborative and/or license agreements as well as through equity financings.

     Since late 2000, we have been pursuing a new business strategy of increasing our internal drug development efforts. This new strategy requires us to hire additional employees with drug development expertise and to incur additional preclinical expenses as well as expenses associated with clinical trials. We expect to sign a contract for clinical services that may result in approximately $2,800,000 of expenditures for the services provided under the contract.

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

     Property and equipment spending may vary from period to period depending on numerous factors, including the level of drug development efforts, the number of collaborations in which we are involved at any given time, and replacement due to normal wear and obsolescence. Equipment spending in 2002 has increased from that of 2001.

     At September 30, 2002, we held marketable securities with an estimated fair value of $1,529,000. Our primary interest rate exposure results from changes in short-term interest rates. We do not purchase financial instruments for trading or speculative purposes. All of the marketable securities we hold are classified as available-for-sale securities. The following table provides information about marketable securities that we held at September 30, 2002:

               Principal Amount and Stated Rate by            Estimated Fair
                        Expected Maturity                         Value
------------------------------------------------------      -----------------

                      (000's)                   2003               (000's)
------------------------------------------------------     ------------------
Principal                                     $1,500              $1,529
Stated Rate                                    6.20%                --
------------------------------------------------------     ------------------


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

Liquidity and Capital Resources

     At September 30, 2002 and December 31, 2001, cash, cash equivalents and marketable securities aggregated $27,763,000 and $49,650,000, respectively. This decrease was primarily the result of the utilization of these resources to fund our operations. We intend to utilize our cash primarily for research, preclinical and clinical development costs, for patent related expenditures, for general corporate purposes, for leasehold improvements to our facilities and for the purchase of property and equipment. We expect to continue to incur operating losses for a number of years. Additionally, we expect to sign a contract for clinical services that may result in approximately $2,800,000 of expenditures for the services provided under the contract. We believe that cash, cash equivalents and marketable securities on hand, and interest payments on investments, will be sufficient to fund operations, as well as to support our share of certain development costs under the Grunenthal Agreement, if any, through the second quarter of 2003. We are considering various alternatives as to how best to raise cash and in what amount. The alternatives we are considering include an equity financing, partnerships and collaborations with pharmaceutical and biotech companies, and possible M & A activities.

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

Item 4.  Controls and Procedures

     The Company's chief executive officer and principle accounting officer performed an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on this evaluation, the Company believes that such controls and procedures effectively ensure that information required to be disclosed in this quarterly report on Form 10-Q is appropriately recorded, processed and reported. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     We believe that an adverse resolution of the above matters would not have a material adverse effect on our ongoing business.

Item 6.  Exhibits and Reports on Form 8-K


(a)       Exhibits

10.1 Employment agreement, dated as of September 9, 2002,between the Company and Dr. Errol B. De Souza, filed herewith

10.2 Incentive Stock Option Agreement, dated as of September 9, 2002,between the Company and Dr. Errol B. De Souza, filed herewith

10.3 Nonqualified Stock Option Agreement, dated as of September 9, 2002, between the Company and Dr. Errol B. De Souza, filed herewith

10.4 Nonqualified Stock Option Agreement relating to non-plan options, dated as of September 9, 2002, between the Company and Dr. Errol B. De Souza, filed herewith

99.1     Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

     The Company filed a Current Report on Form 8-K during the fiscal quarter ended September 30, 2002 relating to a Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 certifying information in the June 30, 2002 10-Q.

---------------



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

                               SYNAPTIC PHARMACEUTICAL CORPORATION

Date: November 14, 2002        By:   /s/ Errol B. De Souza
                                     -------------------------------
                               Name: Errol B. De Souza
                               Title: President and Chief Executive Officer



                               By:   /s/ Edmund M. Caviasco
                                     --------------------------------
                               Name: Edmund M. Caviasco
                               Title: Controller (Principal Accounting Officer)

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Errol B. De Souza, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Synaptic Pharmaceutical Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within Synaptic Pharmaceutical Corporation, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002          By: /s/ Errol B. De Souza
                                     -------------------------------
                                 Name:   Errol B. De Souza
                                 Title: President and Chief Executive Officer

       CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Edmund M. Caviasco, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Synaptic Pharmaceutical Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within Synaptic Pharmaceutical Corporation, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002     By: /s/ Edmund M. Caviasco
                                -------------------------------
                            Name:   Edmund M. Caviasco
                            Title:  Controller and Principal Accounting Officer