Form 10-Q/A
period 2002-09-30
SYNAPTIC PHARMACEUTICAL CORP
filed 2002-11-14
CIK 884939

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

                                EXPLANATORY NOTE

     This Form 10-K/A is being filed solely for the purpose of replacing Exhibit
99.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

                       SYNAPTIC PHARMACEUTICAL CORPORATION
     INDEX TO REPORT ON FORM 10-K/A FOR FISCAL QUARTRT ENDED SEPTEMBER 30, 2002



                                     Part II

   Item 6.  Exhibits and Reports on Form 8-K.................................1















                                      (i)

Item 6.  Exhibits and Reports on Form 8-K


(a)       Exhibits

10.1 Employment agreement, dated as of September 9, 2002,between the Company and Dr. Errol B. De Souza, previously filed

10.2 Incentive Stock Option Agreement, dated as of September 9, 2002,between the Company and Dr. Errol B. De Souza, previously filed

10.3 Nonqualified Stock Option Agreement, dated as of September 9, 2002, between the Company and Dr. Errol B. De Souza, previously filed

10.4 Nonqualified Stock Option Agreement relating to non-plan options, dated as of September 9, 2002, between the Company and Dr. Errol B. De Souza, previously filed

99.1     Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

     The Company filed a Current Report on Form 8-K during the fiscal quarter ended September 30, 2002 relating to a Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 certifying information in the June 30, 2002 10-Q.